Form 10-Q
period 2025-06-30
CoastalSouth Bancshares, Inc.
filed 2025-08-11
CIK 1297107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-42730

COASTALSOUTH BANCSHARES, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia	57-1184730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Galleria Parkway, Suite 1900 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 396-4605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	COSO	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2025, the registrant had 11,978,921 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$12,674	$8,391
Interest-bearing accounts with other banks	10,571	28,929
Federal funds sold	20,045	30,641
Total cash and cash equivalents	43,290	67,961
Investments
Securities available-for-sale, at fair value	331,760	335,267
Non-marketable equity securities	6,841	7,483
Total investments	338,601	342,750
Loans held for sale	209,101	174,033
Loans held for investment	1,527,199	1,409,443
Allowance for credit losses on loans	(17,497)	(17,118)
Loans held for investment, net	1,509,702	1,392,325
Bank-owned life insurance	47,373	46,484
Premises, furniture and equipment, net	18,166	17,796
Deferred tax asset	17,211	18,148
Goodwill	4,708	4,708
Intangible assets	1,482	1,678
Other assets	31,611	32,829
Total assets	$2,221,245	$2,098,712
Liabilities
Deposits
Non-interest bearing transaction accounts	$313,386	$302,907
Interest-bearing transaction accounts	209,816	181,068
Savings and money market	628,729	591,626
Time deposits	816,370	759,201
Total deposits	1,968,301	1,834,802
Other borrowings	14,753	41,725
Other liabilities	28,826	26,953
Total liabilities	2,011,880	1,903,480
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Voting common stock, $1.00 par value, 50,000,000 shares authorized, 8,106,892 and 8,098,117 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	8,107	8,098
Non-voting common stock, $1.00 par value, 10,000,000 shares authorized, 2,172,029 shares issued and outstanding at June 30, 2025 and December 31, 2024	2,172	2,172
Capital surplus	159,267	158,755
Retained earnings	53,009	41,994
Accumulated other comprehensive loss	(13,190)	(15,787)
Total shareholders' equity	209,365	195,232
Total liabilities and shareholders' equity	$2,221,245	$2,098,712

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income
Loans, including fees
Loans held for investment	$23,813	$23,633	$46,120	$46,685
Loans held for sale	3,296	2,335	6,115	3,875
Investments
Taxable	3,666	4,022	7,269	7,465
Non-taxable	94	94	188	206
Non-marketable equity securities	114	104	218	210
Federal funds sold	699	842	1,661	1,836
Other earning assets from banks	111	140	246	281
Total interest income	31,793	31,170	61,817	60,558
Interest expense
Interest-bearing deposits	13,251	13,122	26,081	25,715
Other borrowings	464	1,348	899	2,758
Total interest expense	13,715	14,470	26,980	28,473
Net interest income	18,078	16,700	34,837	32,085
Provision for credit losses	752	173	1,381	336
Net interest income after provision for credit losses	17,326	16,527	33,456	31,749
Noninterest income
Bank-owned life insurance	449	491	889	787
Income from mortgage originations	326	299	547	537
Gain on sale of government guaranteed loans	265	35	265	355
Interchange income and card fees	257	226	523	442
Service charges on deposit accounts	215	198	426	409
Losses on sale of available-for-sale securities	-	-	-	(3,465)
Other noninterest income	283	340	1,026	530
Total noninterest income (loss)	1,795	1,589	3,676	(405)
Noninterest expense
Salaries and employee benefits	6,997	6,654	13,691	12,701
Occupancy and equipment	814	736	1,602	1,479
Software and other technology expense	719	631	1,422	1,297
Other professional fees	973	501	1,666	1,192
Data processing	652	534	1,277	1,060
Regulatory assessment	344	318	705	611
Other noninterest expense	1,593	1,278	3,148	2,563
Total noninterest expense	12,092	10,652	23,511	20,903
Income before taxes	7,029	7,464	13,621	10,441
Income tax provision	1,064	1,577	2,606	2,125
Net income	$5,965	$5,887	$11,015	$8,316
Net income per common share:
Basic	$0.58	$0.58	$1.07	$0.82
Diluted	$0.57	$0.56	$1.04	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$5,965	$5,887	$11,015	$8,316
Other comprehensive income
Change in unrealized gain on available-for-sale securities	1,215	982	3,815	255
Reclassification adjustment for net loss on sale of securities included in net income	-	-	-	3,465
Income tax effect	(282)	(229)	(888)	(872)
Unrealized gain on available-for-sale securities, net of tax	933	753	2,927	2,848
Unrealized (loss) gains on derivatives
Change in unrealized gain (loss) on cash flow hedges	120	332	(293)	736
Reclassification adjustment for net loss included in net income	(4)	(399)	(141)	(644)
Income tax effect	(28)	16	104	(22)
Unrealized gain (loss) on derivative instruments, net of tax	88	(51)	(330)	70
Other comprehensive income, net of tax	1,021	702	2,597	2,918
Comprehensive income	$6,986	$6,589	$13,612	$11,234

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
Three Months Ended:	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, April 1, 2024	8,073,467	$8,073	2,172,029	$2,172	$157,779	$22,519	$(17,315)	$173,228
Issuance of common stock under incentive plan	4,950	5	-	-	(5)	-	-	-
Stock-based compensation expense	-	-	-	-	351	-	-	351
Net income	-	-	-	-	-	5,887	-	5,887
Other comprehensive income, net of tax	-	-	-	-	-	-	702	702
Balance as of June 30, 2024	8,078,417	$8,078	2,172,029	$2,172	$158,125	$28,406	$(16,613)	$180,168

Balance, April 1, 2025	8,102,242	8,102	2,172,029	2,172	158,997	47,044	(14,211)	202,104
Issuance of common stock under incentive plan	4,650	5	-	-	37	-	-	42
Stock-based compensation expense	-	-	-	-	233	-	-	233
Net income	-	-	-	-	-	5,965	-	5,965
Other comprehensive income, net of tax	-	-	-	-	-	-	1,021	1,021
Balance as of June 30, 2025	8,106,892	$8,107	2,172,029	$2,172	$159,267	$53,009	$(13,190)	$209,365

Six Months Ended:
Balance, January 1, 2024	7,367,900	$7,368	2,172,029	$2,172	$145,944	$20,090	$(19,531)	$156,043
Issuance of common stock under incentive plan	9,075	9	-	-	(9)	-	-	-
Issuance of common stock upon private placement	701,442	701	-	-	11,543	-	-	12,244
Stock-based compensation expense	-	-	-	-	647	-	-	647
Net income	-	-	-	-	-	8,316	-	8,316
Other comprehensive income, net of tax	-	-	-	-	-	-	2,918	2,918
Balance as of June 30, 2024	8,078,417	$8,078	2,172,029	$2,172	$158,125	$28,406	$(16,613)	$180,168

Balance, January 1, 2025	8,098,117	8,098	2,172,029	2,172	158,755	41,994	(15,787)	195,232
Issuance of common stock under incentive plan	8,775	9	-	-	33	-	-	42
Stock-based compensation expense	-	-	-	-	479	-	-	479
Net income	-	-	-	-	-	11,015	-	11,015
Other comprehensive income, net of tax	-	-	-	-	-	-	2,597	2,597
Balance as of June 30, 2025	8,106,892	$8,107	2,172,029	$2,172	$159,267	$53,009	$(13,190)	$209,365

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$11,015	$8,316
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses	1,381	336
Depreciation expense and software amortization	722	651
Increase in cash value of bank-owned life insurance	(889)	(720)
Stock-based compensation expense	479	647
Net loss on sale of available-for-sale securities	-	3,465
Amortization of operating lease right-of-use assets	416	381
Amortization of debt issuance costs	28	27
Writedown on other real estate owned	99	-
Write down on repossessed assets	104	-
Net gain on sale of other real estate owned	(64)	-
Gain on sale of government guaranteed loans, including originations of servicing rights	(265)	(355)
Loss on sale of other loans	-	71
Income from mortgage operations	(547)	(537)
Discount accretion and premium amortization on securities available-for-sale	(369)	(215)
Amortization of intangible assets	291	266
Deferred income tax expense	153	1,705
Originations of loans held for sale	(3,010,117)	(1,939,698)
Proceeds from loans held for sale	2,980,351	1,872,857
(Increase) decrease in other assets	(1,507)	4,783
Increase (decrease) in other liabilities	1,873	5
Net cash used by operating activities	(16,846)	(48,015)
Investing activities
Purchase of securities available-for-sale	(20,925)	(61,162)
Proceeds from sales of securities available-for-sale	-	39,100
Proceeds from paydowns, calls, and maturities on securities available-for-sale	29,523	37,032
Net sale of non-marketable equity securities	642	1,858
Loan originations and principal collections, net	(123,343)	(28,628)
Net purchase of premises, furniture and equipment	(1,092)	(473)
Proceeds from sales of other real estate owned	829	-
Net cash used by investing activities	(114,366)	(12,273)
Financing activities
Net increase in deposits	133,499	54,933
Net repayment of Federal Home Loan Bank of Atlanta advances	(15,000)	(50,000)
Proceeds from Federal Reserve Bank advances	-	70,000
Proceeds from issuance of common stock under incentive plan	42	-
Proceeds from private placement capital raise	-	12,244
Net repayment of commercial line of credit	(12,000)	(12,000)
Net cash provided by financing activities	106,541	75,177
Net increase in cash and cash equivalents	(24,671)	14,889
Cash and cash equivalents, beginning of year	67,961	48,553
Cash and cash equivalents, end of period	$43,290	$63,442
Cash (received) paid during the period for:
Interest	$25,022	$25,922
Income taxes	1,368	460
Noncash investing and financing activities:
Unrealized gain on securities available-for-sale, net	2,927	2,848
Unrealized (loss) gain on derivatives, net	(330)	70
Transfers from loans held for investment to loans held for sale	4,496	5,082
Right-of-use assets obtained in exchange for new operating lease liabilities	535	323
Lease liabilities arising from obtaining right-of-use assets	535	323

The accompanying notes are an integral part of these consolidated financial statements.

CoastalSouth Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of CoastalSouth Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary. The Company owns 100% of Coastal States Bank (the “Bank”). The Bank has one wholly owned subsidiary, Coastal States Mortgage, Inc., a mortgage company focused on originating and selling residential mortgages to investors and to retain in the portfolio. The "Company” or “our,” as used herein, includes Coastal States Bank and Coastal States Mortgage, Inc.

These unaudited Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) followed within the financial services industry for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements.

In the opinion of management, all adjustments, consisting of normal and recurring items, considered necessary for a fair presentation of the Consolidated Financial Statements for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to the current year's presentation. These reclassifications did not have a material effect on previously reported net income, shareholders’ equity or cash flows.

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC") on Form S-1.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2024 as filed with the SEC on Form S-1. There were no new accounting policies or changes to existing policies adopted during the six months ended June 30, 2025 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Operating Segments

The Company principally operates in one business segment, which is community banking.

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue producing components for which separate financial information is produced internally and which are subject to evaluation by the Chief Operating Decision Maker ("CODM"). While the CODM monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable segment.

The Company's CODM is the chief executive officer. The segment measure of profit or loss is consolidated net income according to the Consolidated Statements of Operations, the measure of segment assets is total assets of the consolidated company according to the Consolidated Balance Sheets, and the accounting policies of the segment are the same as those described in the Consolidated Financial Statements within Note 1 for the year ended December 31, 2024 as filed with the SEC on Form S-1. The CODM monitors budgeted to actual results of net income to assess the company's performance, to make decisions on strategic initiatives, and to establish management's compensation. The segment's revenues are primarily derived from retail and commercial banking products, and investment income.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures for investors, lenders, creditors, and other allocators of capital (collectively, “investors”). These new enhancements are meant to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

increase future cash flows. For public business entities, these amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis and retrospective application is permitted. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

The Company has further evaluated other Accounting Standards Updates issued during 2025 but does not expect Updates other than those summarized above to have a material impact on the Consolidated Financial Statements.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses at June 30, 2025 and December 31, 2024 are summarized in the tables below:

	June 30, 2025
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,993	$-	$-	$249	$5,744
Municipal obligations	62,163	-	18	8,293	53,888
Mortgage-backed securities	191,256	-	568	11,880	179,944
Asset-backed securities	33,608	-	222	186	33,644
Corporate debt securities	59,330	-	906	1,696	58,540
Total securities available-for-sale	$352,350	$-	$1,714	$22,304	$331,760

	December 31, 2024
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,990	$-	$-	$378	$5,612
Municipal obligations	61,401	-	37	8,367	53,071
Mortgage-backed securities	181,242	-	211	15,361	166,092
Asset-backed securities	46,775	-	384	219	46,940
Corporate debt securities	64,264	-	963	1,675	63,552
Total securities available-for-sale	$359,672	$-	$1,595	$26,000	$335,267

The following is a summary of maturities of available-for-sale ("AFS") securities as of June 30, 2025. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalty. Mortgaged-backed securities are not presented by maturity date because pay-downs are expected before contractual maturity dates.

	Amortized	Estimated
(In thousands of dollars)	Cost	Fair Value
Due in one year or less	$2,500	$2,500
Due after one year but within five years	31,324	31,089
Due after five years but within ten years	78,097	73,867
Due after ten years	49,173	44,360
Mortgage-backed securities	191,256	179,944
Total	$352,350	$331,760

The following table shows securities in unrealized loss position for which an allowance for credit losses ("ACL") has not been recorded and the length of time they were in continuous loss positions as of June 30, 2025:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,744	$249	$5,744	$249
Municipal obligations	-	-	53,118	8,293	53,118	8,293
Mortgage-backed securities	36,563	205	104,233	11,675	140,796	11,880
Asset-backed securities	1,532	10	7,395	176	8,927	186
Corporate debt securities	3,355	33	20,810	1,663	24,165	1,696
Total AFS securities	$41,450	$248	$191,300	$22,056	$232,750	$22,304

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table shows securities in unrealized loss position for which an ACL has not been recorded and the length of time they were in continuous loss positions as of December 31, 2024:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,612	$378	$5,612	$378
Municipal obligations	-	-	52,299	8,367	52,299	8,367
Mortgage-backed securities	36,742	610	108,435	14,751	145,177	15,361
Asset-backed securities	-	-	11,141	219	11,141	219
Corporate debt securities	1,245	5	20,801	1,670	22,046	1,675
Total AFS securities	$37,987	$615	$198,288	$25,385	$236,275	$26,000

AFS securities are recorded at fair market value. Of the 144 securities in an unrealized loss position at June 30, 2025, 18 securities were in a continuous loss position for less than twelve months, and 126 securities were in a continuous loss position for twelve months or more. The Company believes, based on industry analyst reports, credit ratings and/or government guarantees, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered credit related required to be charged to the allowance.

Based on the results of management's review at June 30, 2025, none of the unrealized loss was attributable to credit impairment and all $22.3 million in unrealized loss was determined to be from factors other than credit. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are credit related impaired, which would require a charge to earnings in such periods.

The table below presents a summary of sales activities in the Company's investment securities available-for-sale portfolio the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands of dollars)	2025	2024	2025	2024
Gross gains on sales of securities	$-	$-	$-	$47
Gross losses on sales of securities	-	-	-	(3,512)
Net realized losses on sales of securities available-for-sale	$-	$-	$-	$(3,465)
Sales proceeds	$-	$-	$-	$39,100

At June 30, 2025, investment securities with a book value of $57.6 million and a market value of $50.7 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits. At December 31, 2024, investment securities with a book value of $59.2 million and a market value of $51.8 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits.

NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Composition of Loan Portfolio

The Company engages in a full complement of lending activities, including commercial real estate loans ("CRE"), construction loans, commercial and industrial loans ("C&I"), and consumer purpose loans. While risk of loss in the Company’s portfolio is primarily tied to the credit quality of the various borrowers, risk of loss may increase due to factors beyond the Company’s control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the real estate portfolio. The following is a brief description of the major loans receivable categories:

Commercial Loans

Acquisition, Development, and Construction ("ADC") – ADC loans include both loans and credit lines for the purpose of purchasing, carrying, and developing land into residential subdivisions or various types of commercial developments, such as industrial, hospitality, warehouse, retail, office, and multi-family. This category also includes loans and credit lines for construction of residential developments, multi-family buildings, and commercial buildings. The Company generally engages in ADC lending primarily in local markets served by its branches, and through our homebuilder finance and government guaranteed lending lines of business. The Company recognizes that risks are inherent in the financing of commercial real estate development and construction. These risks include location, market conditions and price volatility, change in interest rates, demand for developed land, lots and buildings, desirability of features and styling of completed developments and buildings, competition from other developments and builders, traffic patterns, remote work patterns, governmental jurisdiction, tax structure, availability of utilities, roads, public transportation and schools,

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

availability of permanent financing for homebuyers, zoning, environmental restrictions, lawsuits, economic and business cycle, labor, and reputation of the builder or developer.

Each ADC loan is underwritten to address: (i) the desirability of the project, its market viability and projected absorption period; (ii) the creditworthiness of the borrower and the guarantor as to liquidity, cash flow and assets available to ensure performance of the loan; (iii) equity contribution to the project; (iv) the developer’s experience and success with similar projects; and (v) the value of the collateral. ADC loans are inspected periodically to ensure that the project is on schedule and eligible for requested draws. Inspections may be performed by construction inspectors hired by the Company or by appropriate loan officers and are conducted periodically to monitor the progress of a particular project. These inspections may also include discussions with project managers and engineers. Rising interest rates and the potential for slowing economic conditions could negatively impact borrowers’ and guarantors’ ability to repay their debt which could make more of the Company’s loans collateral-dependent.

Income Producing CRE – Income Producing CRE loans include loans to finance income-producing commercial and multi-family properties. Lending in this category is generally limited to properties located in the Company’s market area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy, rental rates, and local market demand as well as the financial health of the borrower. The primary risk associated with loans secured with income-producing property is the inability of that property to produce adequate cash flow to service the debt. High unemployment, significant increases to interest rates, generally weak economic conditions and/or an oversupply in the market may result in our customers having difficulty achieving adequate occupancy and/or rental rates. Payments on such loans are often dependent on successful operation or management of the properties.

Owner-Occupied CRE – Owner-occupied loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees, if applicable, are generally required for these loans. The Company recognizes that risk from economic cycles, pandemics, government regulation, supply-chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel, or competitive situations may adversely affect the scheduled repayment of business loans.

Senior Housing – Senior housing loans support senior adults facilities, generally restricted for adults over the age of 55 years old. These types of loans include senior apartments, independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities. The Company recognizes that risk from high resident turnover, pandemics, government regulation, operator risk, increases in acuity, availability and cost of qualified staffing resources, technology risk, and other risks such as liability, insurance, reimbursement and regulatory changes may impact repayment of these loans. Underwriting focuses primarily on operator quality and business operations rather than income producing CRE property quality metrics.

Commercial and Industrial – C&I loans are loans and lines of credit to finance business operations, equipment and other non-real estate collateral primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal and/or corporate guarantees are generally obtained where available and prudent. The Company recognizes that risk from economic cycles, commodity prices, pandemics, government regulation, supply-chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel or competitive situations may adversely affect the scheduled repayment of business loans.

Retail loans

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or another marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk from economic cycles, pandemics, government regulation, natural disasters, losses due to theft, or changes to customer's ability to meet the scheduled repayment of marine vessel. At June 30, 2025 and December 31, 2024, there were $302 thousand and $405 thousand of repossessed marine assets, respectively. There were $104 thousand and $67 thousand of repossessed assets write-downs during the six months ended June 30, 2025 and 2024, respectively.

Residential Mortgages – Residential mortgages are first or second-lien loans secured by a primary residence or second home. This category includes permanent mortgage financing, construction loans to individual consumers, and home equity lines of credit. The loans are generally secured by properties located within the local market area of the Bank's retail footprint which originates and services the loan. These loans are underwritten in accordance with the Company’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value. In addition to loans originated through the Company’s branches, the Company originates and services residential mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. At June 30, 2025, there were no residential mortgage loans in process of foreclosure, and at December 31, 2024, there were $164 thousand of residential mortgage loans in process of

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

foreclosure. Additionally, the Company held no foreclosed residential properties at June 30, 2025 and had $864 thousand foreclosed residential properties at December 31, 2024.

Cash Value Life Insurance Line of Credit ("CVLI") – Cash value life insurance encompasses multiple types of life insurance that contain a cash value account. This cash value component typically earns interest or other investment gains and grows tax-deferred. CVLI loans are generally lines of credit ("LOC") secured by cash value life insurance of the debtor and can be originated for personal or business purposes. Upon the delinquency of the loan or lapse of an insurance policy premium payment, the Company pursues liquidation of the policy cash value in order to satisfy the loan.

Other Consumer – Other consumer loans primarily includes unsecured student loans and other secured and unsecured consumer purpose loans. Certain loans are secured by recreational vehicles and other such tangible property. These types of loans may be impacted by negative macroeconomic conditions impacting individual consumers, such as increased unemployment, which can reduce a borrower’s ability to repay the loan.

Loans held for sale ("LHFS") are comprised of loans acquired through mortgage warehouse lending activities and origination of mortgage loans. The Company serves as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. The Company also originates mortgage loans with customers through Coastal States Mortgage, Inc. ("CSM") and sells the majority of these loans to third-party investors.

Following is a summary of the composition of the loan portfolio at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Commercial loans
Acquisition, development and construction	$100,528	6.6%	$72,520	5.2%
Income producing CRE	372,142	24.4	321,558	22.8
Owner-occupied CRE	91,147	6.0	94,573	6.7
Senior housing	236,474	15.5	234,081	16.6
Commercial and industrial	131,716	8.6	141,626	10.0
Total commercial loans	932,007	61.1	864,358	61.3
Retail loans
Marine vessels	301,327	19.7	263,657	18.6
Residential mortgages	185,527	12.1	174,099	12.4
Cash value life insurance LOC	87,135	5.7	86,844	6.2
Other consumer	21,203	1.4	20,485	1.5
Total retail loans	595,192	38.9	545,085	38.7
Total gross loans held for investment ("LHFI"), net of unearned income	1,527,199	100.0%	1,409,443	100.0%
Less allowance for credit losses	(17,497)		(17,118)
LHFI, net	$1,509,702		$1,392,325
LHFS	$209,101		$174,033

Credit Quality Indicators

The Company monitors the credit quality of its commercial loan portfolio using internal credit risk ratings. These credit risk ratings are based upon established regulatory guidance and are assigned upon initial approval of credit to borrowers. Credit risk ratings are updated periodically after the initial assignment or whenever management becomes aware of information affecting the borrowers’ ability to fulfill their obligations. The Company utilizes the following categories of credit grades to evaluate its commercial loan portfolio:

Pass — Loans classified as pass are higher quality loans that do not fit any of the other categories below.

Special Mention — Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company's credit position at some future date.

Substandard — Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The Company had no loans rated

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Doubtful at June 30, 2025 or December 31, 2024.

The Company monitors the credit quality of its retail portfolio based primarily on payment activity and credit scores. Payment activity is the primary factor considered in determining whether a retail loan should be classified as nonperforming. Retail loans are considered to be nonperforming if they are on nonaccrual status or if they are 90 days past due or greater.

The following tables present the risk category of commercial loans on amortized cost basis and, for 2025, gross charge-offs by vintage year as of June 30, 2025:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$49,412	$41,088	$8,371	$1,365	$-	$292	$-	$-	$100,528
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$49,412	$41,088	$8,371	$1,365	$-	$292	$-	$-	$100,528
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$54,288	$40,215	$48,654	$133,105	$54,767	$38,302	$1,924	$-	$371,255
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	887	-	-	887
Total income producing	$54,288	$40,215	$48,654	$133,105	$54,767	$39,189	$1,924	$-	$372,142
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$5,332	$3,381	$9,686	$17,038	$24,103	$21,196	$508	$-	$81,244
Special mention	-	-	-	-	-	3,612	-	-	3,612
Substandard	-	1,800	-	3,861	-	630	-	-	6,291
Total owner occupied	$5,332	$5,181	$9,686	$20,899	$24,103	$25,438	$508	$-	$91,147
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$42,398	$48,501	$24,184	$67,618	$25,159	$10,111	$-	$-	$217,971
Special mention	-	-	4,031	-	8,047	-	-	-	12,078
Substandard	-	-	-	-	6,425	-	-	-	6,425
Total senior housing	$42,398	$48,501	$28,215	$67,618	$39,631	$10,111	$-	$-	$236,474
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$16,930	$25,233	$26,103	$10,773	$16,313	$4,125	$22,872	$2,630	$124,979
Special mention	-	-	-	-	-	-	2,199	-	2,199
Substandard	51	-	-	-	260	2,477	65	1,685	4,538
Total non-real estate	$16,981	$25,233	$26,103	$10,773	$16,573	$6,602	$25,136	$4,315	$131,716
Current period gross charge-offs	$-	$-	$32	$-	$-	$-	$-	$-	$32

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the risk category of retail loans on amortized cost basis and, for 2025, gross charge-offs by vintage year as of June 30, 2025:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Retail loans
Marine vessels
Performing	$56,713	$45,904	$68,103	$87,296	$21,115	$22,196	$-	$-	$301,327
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$56,713	$45,904	$68,103	$87,296	$21,115	$22,196	$-	$-	$301,327
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential mortgages
Performing	$20,307	$24,104	$23,943	$43,957	$24,951	$26,919	$20,567	$414	$185,162
Nonperforming	-	-	-	-	-	365	-	-	365
Total residential mortgages	$20,307	$24,104	$23,943	$43,957	$24,951	$27,284	$20,567	$414	$185,527
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	$-	$-	$-	$-	$-	$-	$87,133	$2	$87,135
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$87,133	$2	$87,135
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other consumer
Performing	$3,229	$1,744	$1,950	$71	$1,626	$12,124	$459	$-	$21,203
Nonperforming	-	-	-	-	-	-	-	-	-
Total other consumer	$3,229	$1,744	$1,950	$71	$1,626	$12,124	$459	$-	$21,203
Current period gross charge-offs	$-	$-	$-	$-	$-	$239	$-	$-	$239

The following tables present the risk category of commercial loans on amortized cost basis and, for 2024, gross charge-offs by vintage year as of December 31, 2024:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$56,157	$12,929	$2,923	$8	$-	$503	$-	$-	$72,520
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$56,157	$12,929	$2,923	$8	$-	$503	$-	$-	$72,520
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$41,441	$54,468	$123,767	$57,156	$28,306	$16,006	$2	$-	$321,146
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	412	-	-	412
Total income producing	$41,441	$54,468	$123,767	$57,156	$28,306	$16,418	$2	$-	$321,558
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$4,400	$9,803	$19,153	$26,183	$15,831	$12,520	$16	$-	$87,906
Special mention	-	-	-	-	-	-	-	-	-
Substandard	1,825	-	3,996	-	-	846	-	-	6,667
Total owner occupied	$6,225	$9,803	$23,149	$26,183	$15,831	$13,366	$16	$-	$94,573
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$43,372	$24,428	$80,881	$31,613	$9,789	$-	$-	$-	$190,083
Special mention	-	-	-	17,532	-	7,494	-	-	25,026
Substandard	-	-	-	13,903	-	5,069	-	-	18,972
Total senior housing	$43,372	$24,428	$80,881	$63,048	$9,789	$12,563	$-	$-	$234,081
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$41,292	$34,052	$12,364	$19,206	$1,472	$6,400	$18,811	$3,281	$136,878
Special mention	-	-	-	36	-	-	-	-	36
Substandard	-	-	-	283	-	2,626	69	1,734	4,712
Total non-real estate	$41,292	$34,052	$12,364	$19,525	$1,472	$9,026	$18,880	$5,015	$141,626
Current period gross charge-offs	$-	$87	$62	$-	$-	$-	$-	$-	$149

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the risk category of retail loans on amortized cost basis and, for 2024, gross charge-offs by vintage year as of December 31, 2024:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Retail loans
Marine vessels
Performing	$48,640	$74,645	$95,768	$21,729	$5,690	$17,185	$-	$-	$263,657
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$48,640	$74,645	$95,768	$21,729	$5,690	$17,185	$-	$-	$263,657
Current period gross charge-offs	$-	$36	$-	$-	$-	$-	$-	$-	$36
Residential mortgages
Performing	$19,067	$29,485	$49,850	$27,362	$12,472	$17,104	$18,292	$202	$173,834
Nonperforming	-	-	-	-	-	164	-	101	265
Total residential mortgages	$19,067	$29,485	$49,850	$27,362	$12,472	$17,268	$18,292	$303	$174,099
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	$-	$-	$-	$-	$-	$-	$83,751	$3,093	$86,844
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$83,751	$3,093	$86,844
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$47	$-	$47
Other consumer
Performing	$1,921	$1,995	$83	$1,666	$2,898	$11,414	$465	$-	$20,442
Nonperforming	-	-	-	-	-	43	-	-	43
Total other consumer	$1,921	$1,995	$83	$1,666	$2,898	$11,457	$465	$-	$20,485
Current period gross charge-offs	$-	$-	$-	$-	$-	$53	$-	$-	$53

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as nonaccrual is subsequently applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. Past due loans are loans whose principal or interest is past due 30 days or more. During the six months ended June 30, 2025 and the six months ended June 30, 2024, there was $56 thousand and $5 thousand, respectively, of interest income reversed from income related to loans that were transferred to nonaccrual status.

The following table presents a summary of past due and nonaccrual loans as of June 30, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$100,528	$-	$-	$-	$-	$-	$100,528
Income producing CRE	371,255	-	475	-	412	887	372,142
Owner-occupied CRE	87,900	-	-	-	3,247	3,247	91,147
Senior housing	230,049	-	-	-	6,425	6,425	236,474
Commercial and industrial	127,155	46	260	93	4,162	4,561	131,716
Marine vessels	301,130	197	-	-	-	197	301,327
Residential mortgages	185,162	-	-	-	365	365	185,527
Cash value life insurance LOC	87,135	-	-	-	-	-	87,135
Other consumer	21,175	28	-	-	-	28	21,203
Total	$1,511,489	$271	$735	$93	$14,611	$15,710	$1,527,199

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of past due and nonaccrual loans as of December 31, 2024:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$72,520	$-	$-	$-	$-	$-	$72,520
Income producing CRE	321,146	-	-	-	412	412	321,558
Owner-occupied CRE	91,148	-	-	-	3,425	3,425	94,573
Senior housing	227,511	-	-	-	6,570	6,570	234,081
Commercial and industrial	137,330	5	-	6	4,285	4,296	141,626
Marine vessels	263,657	-	-	-	-	-	263,657
Residential mortgages	172,525	1,309	-	-	265	1,574	174,099
Cash value life insurance LOC	86,844	-	-	-	-	-	86,844
Other consumer	19,996	325	121	43	-	489	20,485
Total	$1,392,677	$1,639	$121	$49	$14,957	$16,766	$1,409,443

Individually Analyzed Collateral-Dependent Loans

As of June 30, 2025, there were $14.6 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at June 30, 2025 are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$412	$-	$412	$-	$-
Owner-occupied CRE	3,247	-	3,247	-	-
Senior housing	-	6,425	6,425	791	-
Commercial and industrial	4,111	51	4,162	13	-
Residential mortgages	365	-	365	-	1
Total	$8,135	$6,476	$14,611	$804	$1

As of December 31, 2024, there were $15.0 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at December 31, 2024, are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$412	$-	$412	$-	$-
Owner-occupied CRE	3,425	-	3,425	-	-
Senior housing	-	6,570	6,570	1,703	-
Commercial and industrial	2,057	2,228	4,285	36	134
Marine vessels	-	-	-	-	3
Residential mortgages	164	101	265	3	6
Cash value life insurance LOC	-	-	-	-	5
Total	$6,058	$8,899	$14,957	$1,742	$148

Modifications to Borrowers Experiencing Financial Difficulty

The Company periodically provides modifications to borrowers experiencing financial difficulty. These modifications include either payment deferrals, term extensions, interest rate reductions, principal forgiveness or combinations of modification types. The determination of whether the borrower is experiencing financial difficulty is made on the date of the modification. When principal forgiveness is provided, the amount of principal forgiveness is charged off against the allowance for credit losses with a corresponding reduction in the amortized cost basis of the loan.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted as of June 30, 2025:

(Dollars in thousands)	Principal forgiveness	Payment deferral	Term extension	Interest rate reduction	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Senior housing	$-	$-	$-	$-	$6,425	$-	$6,425	2.7%
Commercial and industrial	-	2,160	-	-	-	1,685	3,845	2.9%
Total	$-	$2,160	$-	$-	$6,425	$1,685	$10,270	0.7%

The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of June 30, 2025 or June 30, 2024.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the last twelve months as of June 30, 2025:

Loan type	Financial effect
Payment deferral
Commercial and industrial	Provided one year of principal payment deferral (interest only).
Combination of term extension and payment delay
Senior housing	Provided term extension of 14 months and deferral of full principal and interest payments.
Combination of term extension and interest rate reduction
Commercial and industrial	Provided 36-month extension broken into three 12-month extension options, and reduced interest rate by 100 bps in the first 12 months and by 50 bps in the second 12 months.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of June 30, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$6,425	$-	$-	$-	$6,425
Commercial and industrial	-	-	-	3,845	3,845
Total	$6,425	$-	$-	$3,845	$10,270
Total nonaccrual loans included above	$6,425	$-	$-	$3,845	$10,270

The following table provides the amortized cost basis of financing receivables related to loans modified to borrowers experiencing financial difficulty at June 30, 2025 that had a subsequent payment default and were modified in the previous 12 months:

(In thousands of dollars)	Payment Deferral	Combination Term Extension and Interest Rate Reduction
Commercial and industrial	$2,160	$1,685
Total	$2,160	$1,685

At June 30, 2024, there were no loans modified to borrowers experiencing financial difficulty.

Allowance for Credit Losses - Loans

The allowance for credit losses represents an allowance for expected losses over the remaining contractual life of the assets adjusted for prepayments. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended June 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended June 30, 2025
Commercial loans
Acquisition, development, and construction	$1,337	$-	$-	$(94)	$1,243
Income producing CRE	6,619	-	-	463	7,082
Owner-occupied CRE	595	-	-	167	762
Senior housing	4,149	-	-	(524)	3,625
Commercial and industrial	842	(26)	7	8	831
Total commercial loans	13,542	(26)	7	20	13,543
Retail loans
Marine vessels	1,309	-	-	67	1,376
Residential mortgages	1,801	-	3	337	2,141
Cash value life insurance LOC	79	-	-	3	82
Other consumer	373	(196)	4	174	355
Total retail loans	3,562	(196)	7	581	3,954
Total allowance for funded loans	17,104	(222)	14	601	17,497
Reserve for losses on unfunded loan commitments	3,348	-	-	151	3,499
Total ACL	$20,452	$(222)	$14	$752	$20,996

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended June 30, 2024:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended June 30, 2024
Commercial loans
Acquisition, development, and construction	$2,800	$-	$-	$(276)	$2,524
Income producing CRE	5,230	-	-	92	5,322
Owner-occupied CRE	523	-	-	(52)	471
Senior housing	1,868	-	-	(187)	1,681
Commercial and industrial	922	(65)	11	540	1,408
Total commercial loans	11,343	(65)	11	117	11,406
Retail loans
Marine vessels	1,633	-	-	33	1,666
Residential mortgages	2,332	-	3	109	2,444
Cash value life insurance LOC	109	(47)	-	35	97
Other consumer	357	-	2	30	389
Total retail loans	4,431	(47)	5	207	4,596
Total allowance for funded loans	15,774	(112)	16	324	16,002
Reserve for losses on unfunded loan commitments	3,779	-	-	(151)	3,628
Total ACL	$19,553	$(112)	$16	$173	$19,630

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the six months ended June 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Six Months Ended June 30, 2025
Commercial loans
Acquisition, development, and construction	$1,188	$-	$-	$55	$1,243
Income producing CRE	5,867	-	-	1,215	7,082
Owner-occupied CRE	543	-	-	219	762
Senior housing	4,576	-	-	(951)	3,625
Commercial and industrial	751	(32)	12	100	831
Total commercial loans	12,925	(32)	12	638	13,543
Retail loans
Marine vessels	1,688	-	-	(312)	1,376
Residential mortgages	2,015	-	5	121	2,141
Cash value life insurance LOC	88	-	-	(6)	82
Other consumer	402	(239)	31	161	355
Total retail loans	4,193	(239)	36	(36)	3,954
Total allowance for funded loans	17,118	(271)	48	602	17,497
Reserve for losses on unfunded loan commitments	2,720	-	-	779	3,499
Total ACL	$19,838	$(271)	$48	$1,381	$20,996

The following table presents a summary of the Company's allowance, by loan category for credit losses for the six months ended June 30, 2024:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Six Months Ended June 30, 2024
Commercial loans
Acquisition, development, and construction	$3,318	$-	$-	$(794)	$2,524
Income producing CRE	5,067	-	-	255	5,322
Owner-occupied CRE	628	-	-	(157)	471
Senior housing	1,342	-	-	339	1,681
Commercial and industrial	1,079	(65)	16	378	1,408
Total commercial loans	11,434	(65)	16	21	11,406
Retail loans
Marine vessels	1,277	-	-	389	1,666
Residential mortgages	2,167	-	6	271	2,444
Cash value life insurance LOC	122	(47)	-	22	97
Other consumer	465	-	3	(79)	389
Total retail loans	4,031	(47)	9	603	4,596
Total allowance for funded loans	15,465	(112)	25	624	16,002
Reserve for losses on unfunded loan commitments	3,916	-	-	(288)	3,628
Total ACL	$19,381	$(112)	$25	$336	$19,630

NOTE 4 — COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not reflected in the Company’s financial statements. These commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit. The Company does not anticipate any material losses as a result of these commitments and contingent liabilities.

Credit Related Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of June 30, 2025 and December 31, 2024:

(In thousands of dollars)	June 30, 2025	December 31, 2024
Commitments to extend credit	$480,944	$460,840
Letters of credit	181	1,223
Total	$481,125	$462,063

Commitments to extend credit, including unused lines of credit, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company maintains cash deposits with a financial institution that during the year are in excess of the insured limitation of the Federal Deposit Insurance Corporation. If the financial institution were not to honor its contractual liability, the Company could incur losses. Management is of the opinion that there is no material risk because of the financial strength of the institution.

Tax Credit Investments

The Company has invested capital in a limited partnership to obtain renewable energy tax credits generated by solar power projects. The following table summarizes the tax credit investment and equity investment as of June 30, 2025 and December 31, 2024:

(In thousands of dollars)	Balance Sheet Location	June 30, 2025	December 31, 2024
Carrying amount	Other assets	$1,034	$2,666
Amount of future funding commitments not included in carrying amount	N/A	4,685	2,721

The following table presents a summary of net provision (benefit) to income tax expense from tax credit investments recognized in the provision for income taxes related to the recognition of tax credits, adjustments to taxes payable from flow-through losses, and changes in deferred tax items for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended		Six Months Ended
(In thousands of dollars)	Income Statement Location	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Tax credits:
Investment in solar tax credits	Income tax benefit	$(499)	$(189)	$(437)	$(257)

Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which could have a material adverse effect on the financial position or operating results of the Company.

NOTE 5 — STOCK-BASED COMPENSATION

In 2017, the shareholders of the Company approved the CoastalSouth Bancshares, Inc. ("COSO") 2017 Incentive Plan (“2017 Plan”) to attract, incentivize and retain the services of senior officers, and directors of the Bank. As of June 30, 2025, there were 884,750 stock options and 372,500 unvested restricted stock units ("RSUs") outstanding under the 2017 Plan. In April 2025, the shareholders of the Company approved the COSO Omnibus Incentive Plan ("2025 Plan" and, together with the 2017 Plan, the "Plans") reserving 260,000 shares for future issuance, any or all of which may be granted as incentive stock options, nonqualified stock options, restricted stock, RSUs, deferred stock units, stock appreciation rights, performance awards, other stock-based awards, or any other right or interest relating to stock or cash. Following the adoption of the 2025 Plan, no new awards will be issued under the 2017 Plan.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

In the event all or a portion of a stock award issued under the 2025 Plan is canceled, terminates, expires, is forfeited or lapses for any reason, any unissued or forfeited shares subject to such award shares become available for issuance pursuant to awards granted under the 2025 Plan thus increasing the number of shares available for future issuance. However, shares of common stock deducted or withheld upon the exercise or vesting of an award to satisfy tax withholding obligations count against the number of shares remaining available for issuance pursuant to awards granted under the Plan.

The Plans are administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the Plans, and the terms of those awards, are made by the Committee. The terms of each stock-based award are indicated in an award certificate. As of June 30, 2025, 260,000 shares authorized and available for issuance under the 2025 Plan.

Stock-based awards are recognized over the vesting period and reflected as salaries and employee benefits within the Consolidated Statements of Operations, which were $233 thousand and $351 thousand for the three months ended June 30, 2025 and 2024, respectively, and $479 thousand and $647 thousand for the six months ended June 30, 2025 and 2024, respectively.

Stock Options

The Company's stock options generally vest over four years of continuous service, with a majority vesting 25% on the anniversary of the grant date and a minority vesting 100% on the fourth anniversary of the grant date. The terms of all of the options are for ten years, expiring on the tenth anniversary of the grant date.

The grant date fair value of stock options is determined using the Black-Scholes model. Volatility is based on a peer group of similar community banks in the southeast United States. The risk-free rate is the treasury rate that most closely relates to the expected life on the grant date.

A summary of stock option activity for the six months ended June 30, 2025 and 2024 is presented below:

			Weighted Average
	Number of	Weighted Average	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at January 1, 2025	737,250	$13.30	$5.09
Exercised	(3,000)	14.00	4.59
Forfeited or Expired	(3,000)	14.83	5.56
Outstanding at June 30, 2025	731,250	$13.29	$5.09
Outstanding at January 1, 2024	746,750	$13.29	$5.09
Granted	1,500	15.80	7.81
Outstanding at June 30, 2024	748,250	$13.30	$5.10

As of June 30, 2025 and 2024, there were $56 thousand and $241 thousand, respectively, of total unrecognized compensation cost related to stock options granted under the Plans. As of June 30, 2025, the cost is expected to be recognized over a weighted-average period of 0.78 years.

Restricted Stock Units

Periodically, the Company issues RSUs to its directors and senior officers. Compensation expense is recognized over the vesting period of the awards based upon the fair value of the stock at grant date. The Company did not grant any RSUs during the six months ended June 30, 2025 to the Board of Directors. During the six months ended June 30, 2024, the Company granted 19,700 of RSUs to the Board of Directors. In addition, the Company granted 40,500 and 80,500 of RSUs during the six months ended June 30, 2025 and 2024, respectively, to members of management which cliff vest 100% at the end of five years.

A summary of RSU activity for the six months ended June 30, 2025 and 2024 is below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2025	159,275	$16.26
Granted	40,500	20.97
Delivered	(5,775)	17.99
Outstanding at June 30, 2025	194,000	$17.20
Outstanding at January 1, 2024	89,350	$15.97
Granted	100,200	16.53
Delivered	(9,075)	17.67
Outstanding at June 30, 2024	180,475	$16.19

As of June 30, 2025 and 2024, there was $2.1 million and $2.2 million, respectively, of total unrecognized compensation cost related to nonvested RSUs granted under the Plans. As of June 30, 2025, the cost is expected to be recognized over a weighted-average period

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

of 3.56 years.

NOTE 6 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding in-the-money stock warrants and options, as well as restricted stock units. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. As of June 30, 2025 and 2024, there were 1,500 and 83,000 common shares that were not included in the potentially dilutive stock options, respectively.

Net income per common share was calculated as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars except share and per share amounts)	2025	2024	2025	2024
Net income per share - basic computation:
Net income available to common shareholders	$5,965	$5,887	$11,015	$8,316
Average common shares outstanding - basic	10,277,721	10,247,201	10,275,436	10,145,576
Basic net income per share	$0.58	$0.58	$1.07	$0.82

Diluted net income per share computation:
Net income available to common shareholders	$5,965	$5,887	$11,015	$8,316
Average common shares outstanding - basic	10,277,721	10,247,201	10,275,436	10,145,576
Incremental shares from assumed conversions
Stock options	247,388	152,865	257,590	144,265
Restricted stock units	87,146	45,078	103,971	54,974
Average common shares outstanding - diluted	10,612,255	10,445,144	10,636,997	10,344,815
Diluted net income per share	$0.57	$0.56	$1.04	$0.80

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

US GAAP provides a framework for measuring and disclosing fair value which requires disclosures about the fair value of assets and liabilities recognized in the balance sheet, whether the measurements are made on a recurring basis (for example, available-for-sale investment securities) or on a nonrecurring basis (for example, collateral-dependent loans).

Fair value is defined as the exchange in price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. US GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine the fair value. These levels are:

Level 1 Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Level 3 Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include the use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities AFS — Securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Equity Securities — Equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. There were no equity securities held at June 30, 2025 and December 31, 2024.

Loans Held for Sale — Loans held for sale are comprised of loans originated for sale in the ordinary course of business and purchased with intent to sell through Mortgage Banker Finance ("MBF"). The fair value of loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as recurring Level 2. There were no loans held for sale requiring fair value adjustments at June 30, 2025 and December 31, 2024.

Collateral-Dependent Loans — The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered collateral-dependent, evaluated individually for impairment, and an allowance for credit loss is established. Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. If a loan is determined to be collateral-dependent, or if foreclosure is probable, the Company measures the net realizable value of the collateral (fair value less costs to sell) to determine the level of impairment for the loan. The valuation of collateral is supported by an appraisal, brokers price opinion, or other comparable market data. Otherwise, the Company performs a discounted cash flow analysis on the loan to determine the level of ACL needed. At June 30, 2025 and December 31, 2024, substantially all of the individually evaluated collateral-dependent loans were evaluated based upon the fair value of the collateral. Collateral-dependent loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned ("OREO") — Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. OREO presented as measured on a non-recurring basis includes only those properties that had changes in valuation. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.

Derivative Financial Instruments — The Company’s derivative financial instruments, which are interest rate contracts, are valued using a discounted cash flow method that incorporates current market interest rates.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2025 and December 31, 2024:

	June 30, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,744	$-	$5,744	$-
Municipal obligations	53,888	-	53,888	-
Mortgage-backed securities	179,944	-	179,944	-
Asset-backed securities	33,644	-	33,644	-
Corporate debt securities	58,540	-	58,040	500
Total	$331,760	$-	$331,260	$500
Other
Derivative assets	$7,488	$-	$7,488	$-
Liabilities:
Derivative liabilities	$(5)	$-	$-	$(5)

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

	December 31, 2024
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,612	$-	$5,612	$-
Municipal obligations	53,071	-	53,071	-
Mortgage-backed securities	166,092	-	166,092	-
Asset-backed securities	46,940	-	46,940	-
Corporate debt securities	63,552	-	63,052	500
Total	$335,267	$-	$334,767	$500
Other
Derivative assets	$7,717	$-	$7,717	$-
Liabilities:
Derivative liabilities	$(6)	$-	$-	$(6)

Level 3 assets measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 were $500 thousand. Level 3 liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 were $5 thousand and $6 thousand, respectively. There were no changes in the value in either of those periods.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2025 and the year ended December 31, 2024.

	June 30, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Collateral-dependent loans, net	13,807	-	-	13,807
Total	$13,807	$-	$-	$13,807

	December 31, 2024
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Other real estate owned	$864	$-	$-	$864
Collateral-dependent loans, net	13,215	-	-	13,215
Total	$14,079	$-	$-	$14,079

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024.

The following tables present quantitative information about the unobservable inputs used in Level 3 fair value measurements at June 30, 2025 and December 31, 2024:

June 30, 2025	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Collateral-dependent loans, net	$13,807	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

December 31, 2024	(In thousands of dollars)
Other real estate owned	$864	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%
Collateral-dependent loans, net	$13,215	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

Fair Value of Financial Instruments

The following tables include the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2025.

	June 30, 2025
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$43,290	$43,290	$43,290	$-	$-
Loans held for sale	209,101	209,101	-	209,101
Loans held for investment, net	1,509,702	1,471,083	-	-	1,471,083
Non-marketable equity securities	6,841	6,841	-	-	6,841
Financial Liabilities:
Deposits	1,968,301	1,866,741	-	1,866,741	-
Other borrowings	14,753	15,076	-	15,076	-

	December 31, 2024
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,961	$67,961	$67,961	$-	$-
Loans held for sale	174,033	174,033	-	174,033
Loans held for investment, net	1,392,325	1,347,071	-	-	1,347,071
Non-marketable equity securities	7,483	7,483	-	-	7,483
Financial Liabilities:
Deposits	1,834,802	1,723,134	-	1,723,134	-
Other borrowings	41,725	41,531	-	41,531	-

Cash and cash equivalents — The carrying amounts of cash and due from banks and federal funds sold approximate their fair values.

Loans held for sale — Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of one-to-four family residential real estate loans originated for sale to qualified third parties. Fair value is based upon the contractual price to be received from these third parties, which may be different than cost.

Loans held for investment, net — Fair values are estimated for portfolios of loans with similar financial characteristics if collateral-dependent. Loans are segregated by type. The fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect observable market information incorporating the credit, liquidity, yield and other risks inherent in the loan. The estimate of maturity is based upon the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of the current economic and lending conditions. Fair value for significant non-performing loans is generally based upon recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discounted rates are judgmentally determined using available market information and specific borrower information.

Non-marketable equity securities — Non-marketable equity securities are carried at original cost basis, as cost approximates fair value and there is no ready market for such investments.

Deposits — The fair value of deposits with no stated maturity date, such as noninterest-bearing demand deposits, savings and money market and checking accounts, is based on the discounted value of estimated cash flows. The fair value of time deposits is based upon the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Other borrowings — The fair value of the Company’s Federal Home Bank of Atlanta ("FHLBA"), line of credit and subordinated debt advances are estimated based upon the discounted value of contractual cash flows. The fair value of investment securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

NOTE 8 — REVENUE RECOGNITION

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The Company’s sources of revenue are generated from both interest and noninterest revenue streams. The majority of our revenue-generating transactions are not subject to ASC 606. Revenue streams generated by fees and interest from financial instruments, investments, and transfers and servicing of these assets are excluded from this disclosure.

The Company has certain revenue streams within the scope of ASC 606 contained within noninterest income. The Company’s contracts with customers generally do not contain terms that require significant judgment to determine the amount of revenue to recognize.

The tables below presents the revenue streams within the scope of the standard and is followed by a description of each noninterest income revenue stream for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$449	$449	$-	$889	$889
Gain on sale of government guaranteed loans	-	265	265	-	265	265
Interchange income and card fees	257	-	257	523	-	523
Income from mortgage originations	-	326	326	-	547	547
Service charges on deposit accounts	215	-	215	426	-	426
Other noninterest income	15	268	283	35	991	1,026
Total noninterest income	$487	$1,308	$1,795	$984	$2,692	$3,676

	Three Months Ended			Six Months Ended
	June 30, 2024			June 30, 2024
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$491	$491	$-	$787	$787
Gain on sale of government guaranteed loans	-	35	35	-	355	355
Interchange income and card fees	226	-	226	442	-	442
Income from mortgage originations	-	299	299	-	537	537
Service charges on deposit accounts	198	-	198	409	-	409
Losses on sale of available-for-sale securities	-	-	-	-	(3,465)	(3,465)
Other noninterest income	104	236	340	120	410	530
Total noninterest income (loss)	$528	$1,061	$1,589	$971	$(1,376)	$(405)

Gain on sale of government guaranteed loans — The Company records a gain from the sale of government guaranteed loans to third parties at the time the transfer is complete. The gain on sale is recognized as a result of the recognition of mortgage servicing rights and premiums paid by the buyer for the purchase of the loan.

Bank-owned life insurance — The Company’s income from bank-owned life insurance primarily represents changes in the cash surrender value of such life insurance policies held on certain key employees, for which the Company is the owner and beneficiary. Revenue is recognized in each period based on the change in cash surrender value during the period.

Income from mortgage originations — The Company earns mortgage production income which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees.

Interchange income and card fees — The Company earns interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are earned daily.

Service charges on deposit accounts — The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees and stop payment charges, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges are withdrawn from the customer’s account balance.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Losses on sale of available-for-sale securities — The Company recognizes realized gains or losses from the sale of its available-for-sale securities at the trade date and recognizes periodic mark-to-market adjustments on equity securities resulting from changes in fair value.

Other noninterest income — Other noninterest income consists primarily of loan fees, which are out of the scope of ASC Topic 606. The items within scope of the standard primarily relate to contracts with third parties for miscellaneous referral or broker income.

Contract assets and liabilities — A contract asset balance typically occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. In contrast, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams that are within the scope of ASC 606 are largely based on transactional activity which typically occurs at a point in time immediately after the performance obligations have been satisfied. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers. Therefore, the Company does not experience significant contract balances. As of June 30, 2025 and 2024, the Company did not have any significant contract balances.

NOTE 9 — LEASES

The Company has entered into several operating leases for properties for branch banking and other banking operations. The leases have various initial terms and expire on various dates. The lease agreements generally provide that the Company is responsible for ongoing repairs and maintenance, insurance, and real estate taxes. The leases also provide for renewal options and certain scheduled increases in monthly lease payments. The Company does not consider exercise of any of these lease renewal options to be reasonably certain.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. Rental expense recorded under short-term leases for the three and six months ended June 30, 2025 was $13 thousand. There were no rental expenses recorded under short-term leases for the three and six months ended June 30, 2024. At June 30, 2025 and December 31, 2024, the Company had no leases classified as finance leases.

At June 30, 2025 and December 31, 2024, the Company had an operating lease right-of-use ("ROU") asset of $4.2 million and $4.0 million, and an operating lease liability of $4.9 million and $4.8 million, respectively. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Rental expense recorded under long-term leases for the three months ended June 30, 2025 and 2024 was $263 thousand and $259 thousand, respectively. Rental expense recorded under long-term leases for the six months ended June 30, 2025 and 2024 was $553 thousand and $517 thousand, respectively.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases were 6.53 years and 2.90%, respectively, at June 30, 2025.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

A maturity analysis of the Company's operating lease liabilities and reconciliation of the undiscounted cash flows to the operating lease liability at June 30, 2025 is as follows (in thousands of dollars):

June 30, 2026	$896
June 30, 2027	802
June 30, 2028	793
June 30, 2029	753
June 30, 2030	733
Thereafter	1,346
Total undiscounted cash flows	5,323
Discount on cash flows	(448)
Total lease liability	$4,875

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps agreements as part of its asset-liability management strategy to help mitigate its interest rate risk. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.

The Company presents derivative position gross on the balance sheet. The following tables reflects the derivatives recorded on the balance sheet as of the dates indicated:

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
June 30, 2025	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$375,000	$5,238	$-	$-
Interest rate swaps related to fair value hedges	25,535	2,250	-	-
Derivatives not designated as hedges:
Sold credit protection on risk participation agreements	-	-	15,000	(5)
Total		$7,488		$(5)

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
December 31, 2024	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$225,000	$4,576	$-	$-
Interest rate swaps related to fair value hedges	25,535	3,141	-	-
Derivatives not designated as hedges:
Sold credit protection on risk participation agreements	-	-	15,000	(6)
Total		$7,717		$(6)

Fair Value Hedges

Fair value hedge interest rate swaps mature on various dates with a combined notional amount of $25.5 million at June 30, 2025 and December 31, 2024. The risk management objective with respect to the fair value hedges is to hedge the risk of certain municipal securities. These fair value hedges convert the fixed rates of the bonds to a floating leg of the overnight Secured Overnight Financing Rate ("Overnight SOFR") + 26.161 basis points. The hedges were determined to be effective during the periods presented. The Company expects these hedges to remain effective during the remaining term of the swap.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustment for the fair value hedges as of June 30, 2025 and December 31, 2024:

Cumulative Amount of Fair
Line Item in the			Value Hedging Adjustment
Balance Sheet in			Included in the Carrying
Which the Hedged	Carrying Amount		Amount of the
Item is Included	of the Hedged Assets		Hedged Assets
	June 30,	December 31,	June 30,	December 31,
(In thousands of dollars)	2025	2024	2025	2024
Securities available-for-sale	$23,505	$22,632	$(2,364)	$(3,271)

As of June 30, 2025 and December 31, 2024, the total notional amount of the pay-fixed/receive variable interest rate swap portfolio was $25.5 million. There were no hedging adjustments on the balances above for discontinued relationships.

The following table summarizes information about the interest rate swaps designated as fair value hedges at June 30, 2025:

(Dollars in thousands)
Notional amount of fair value hedges	$25,535
Weighted average maturity in years	4.49

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the periods indicated:

	Three Months Ended June 30,
(In thousands of dollars)	2025	2024
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$(380)	$(30)
Change in fair value of hedged available-for-sale securities	$388	$37

	Six Months Ended June 30,
(In thousands of dollars)	2025	2024
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$(891)	$361
Change in fair value of hedged available-for-sale securities	$907	$(361)

The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Operations and the location and amount of gain or (loss) recognized in income on fair value hedging relationships for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	Interest Income	Interest Income
(In thousands of dollars)	(Offset to AOCI)	(Offset to AOCI)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$(380)	$(30)
Change in fair value of hedged available-for-sale securities	$388	$37

	Six Months Ended June 30,
	2025	2024
	Interest Income	Interest Income
(In thousands of dollars)	(Offset to AOCI)	(Offset to AOCI)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$(891)	$361
Change in fair value of hedged available-for-sale securities	$907	$(361)

Cash Flow Hedges

A cash flow hedge interest rate swap that matures on February 14, 2026 had a notional amount of $50.0 million as of June 30, 2025. The risk management objective with respect to hedge the risk of variability in its cash flows (i.e., future interest payments) attributable

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

to changes in the Secured Overnight Financing Rate ("SOFR") rate. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate advances from February 14, 2023 to February 14, 2026. The company designates the $50.0 million interest rate swap (the hedging instrument) as a cash flow hedge of the risk of changes in cash flows attributable to changes in the benchmark Federal Funds interest rate risk for the forecasted issuances of advances arising from a rollover strategy. The forecasted funding will be provided through FHLBA, brokered CD, or other fixed rate advances or a combination thereof. In addition, the funding can be wholly or partially from a term funding based on a contractually specified SOFR interest rate. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

A forward-starting cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of June 30, 2025 with an effective date of November 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of USD-SOFR CME variable rate loans from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cashflow hedge, hedging the risk of changes in its cashflows when the contractually specified interest rate, currently USD-SOFR CME, settles between 3.25% to 1.00% and between 5.25% to 6.55%. The Company's interest receipts are being hedged for changes in the USD-SOFR CME rate. The hedging instrument includes a sold 1.00% floor to offset the asset’s embedded 1.00% floor. The offsetting higher 6.55% strike cap was included to ensure alignment with ASC 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A forward-starting cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of June 30, 2025 with an effective date of November 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of Prime rate assets from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cash flow hedge, hedging the risk of changes in its cashflows if the contractually specified interest rate, currently Prime, settles between 6.50% to 4.25% and between 8.50% to 9.80%. The Company's interest receipts are being hedged for changes in the Prime rate. The SOFR hedging instrument includes a sold 1.00% SOFR floor to offset the Prime asset’s embedded 4.25% Prime floor. These strikes are arrived at by analysis showing a historically static spread of 325 basis points between SOFR and Prime indices and by which the interest rate derivatives market also uses in its construction of interest rate curves. The offsetting higher 6.55% SOFR strike cap (equivalent to a 9.80% Prime cap) was included to ensure alignment with 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component. This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate collar that matures on November 2, 2025 had a notional amount of $150.0 million as of June 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge floating rate interest receipts based on the contractually specified SOFR rate. Initially, these receipts are made up of the interest payments received on the first of a previously unhedged $150.0 million pool of customer loans indexed to SOFR for interest payments received from November 2, 2022 through November 2, 2025. The company designates this interest rate collar (the hedging instrument) as a cash flow hedge, hedging the risk of changes in its cash flows between 4.00% and 1.00% attributable to changes in the contractually specified interest rate, currently the SOFR rate, on its customer floating rate loan pool. To reduce upfront premium expense, the company is capping any benefit on its customer floating rate loan pool by selling a 6.00% cap. The combination of the purchased option and the sold option created a collar costing $1.7 million. This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate swap that matures on October 21, 2030 had a notional amount of $25.0 million as of June 30, 2025. The risk management objective with respect to the cash flow hedge is to hedge the risk of variability in the Company’s cash flows (future interest payments) attributable to changes in the 3-month LIBOR rate pertaining to fluctuations in market interest rates on $25.0 million of FHLBA, brokered Certificate of Deposits or other fixed rate advances for that period. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate 3-month FHLBA or another fixed rate advance every quarter from October 31, 2022 to October 21, 2030. After June 30, 2023, both LIBOR hedge and hedged item converted to Overnight SOFR as hedged item utilizes a benchmark rate component. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The tables below present the gains and (losses) recognized in AOCI and the location in the Consolidated Statements of Operations of the gains and (losses) reclassified from other comprehensive income ("OCI") into earnings for derivatives designated as cash flow hedges for the periods indicated:

Three Months Ended June 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate swap contracts		Interest income (expense)
Effective portion	$92	Effective portion	$312
Deferred tax	$28	Amount excluded from the assessment of effectiveness and amortized into earnings	$(308)

Three Months Ended June 30, 2024
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate swap contracts		Interest income (expense)
Effective portion	$348	Effective portion	$507
Deferred tax	$(16)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(108)

Six Months Ended June 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate swap contracts		Interest income (expense)
Effective portion	$(190)	Effective portion	$622
Deferred tax	$(104)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(482)

Six Months Ended June 30, 2024
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate swap contracts		Interest income (expense)
Effective portion	$714	Effective portion	$857
Deferred tax	$22	Amount excluded from the assessment of effectiveness and amortized into earnings	$(213)

Gains and losses on interest rate swaps related to funding liabilities are recorded in interest income/expense. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value will not be included in current earnings but are reported as a component of OCI in the Consolidated Statements of Changes in Shareholders’ Equity. These changes in fair value will be included in earnings of future periods when earnings are also affected by the changes in the hedged cash flows. To the extent these derivatives are not effective, changes in their fair values are immediately included in other income or expense.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables summarizes information about the interest rate swaps and option collar designated as a cash flow hedge at June 30, 2025:

(Dollars in thousands)
Notional Amount - Pay Fixed Swap	$75,000
Weighted average fixed pay rate	2.78%
Weighted average 3-month receive rate	4.43%
Weighted average maturity in years	2.19
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest expense	$664
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest expense	$210

(Dollars in thousands)
Notional Amount Collar	$300,000
Weighted average bought floor strike	3.63%
Weighted average sold floor strike	1.00%
Weighted average bought cap strike	6.55%
Weighted average sold cap strike	5.63%
Weighted average maturity in years	1.88
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest income	$586
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest income	$185

Derivatives not Designated as Hedges

Risk Participation Agreements — The Company has one risk participation agreement with a financial institution counterparty for an interest rate swap related to a loan in which it is a participant. A risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on their interest rate derivative contract with the financial institution. A risk participation agreement is a credit derivative not designated as a hedge. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.

The net gain (loss) related to changes in fair value from derivative instruments not designated as hedging instruments during the periods indicated is summarized on the table below:

		Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	Location	2025	2024	2025	2024
Credit risk participation agreements	Other noninterest income	$1	$3	$1	$14

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2025 and 2024:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Three Months Ended June 30, 2025	Available-for-Sale	Cash Flow Hedges	Total
Beginning Balance	$(16,719)	$2,508	$(14,211)
Other comprehensive income before reclassification, net of tax	933	91	1,024
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(3)	(3)
Net current period other comprehensive income (loss)	933	88	1,021
Ending Balance	$(15,786)	$2,596	$(13,190)
Three Months Ended June 30, 2024
Beginning Balance	$(20,768)	$3,453	$(17,315)
Other comprehensive income before reclassification, net of tax	753	255	1,008
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(306)	(306)
Net current period other comprehensive income (loss)	753	(51)	702
Ending Balance	$(20,015)	$3,402	$(16,613)

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2025 and 2024:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Six Months Ended June 30, 2025	Available-for-Sale	Cash Flow Hedges	Total
Beginning Balance	$(18,713)	$2,926	$(15,787)
Other comprehensive income (loss) before reclassification, net of tax	2,927	(222)	2,705
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(108)	(108)
Net current period other comprehensive income (loss)	2,927	(330)	2,597
Ending Balance	$(15,786)	$2,596	$(13,190)
Six Months Ended June 30, 2024
Beginning Balance	$(22,863)	$3,332	$(19,531)
Other comprehensive income before reclassification, net of tax	194	563	757
Amounts reclassified from accumulated other comprehensive income, net of tax	2,654	(493)	2,161
Net current period other comprehensive income	2,848	70	2,918
Ending Balance	$(20,015)	$3,402	$(16,613)

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the three months ended June 30, 2025 and 2024:

	(In thousands of dollars)
Details about Accumulative Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Affected Line Item Where Net Income is Presented
Realized (gains) losses on cash flow hedges	$308	$108	Interest income - Loans held-for-investment
	(312)	(507)	Interest expense - Interest-bearing deposits
	1	93	Income tax provision (benefit)
	$(3)	$(306)	Net income

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the six months ended June 30, 2025 and 2024:

	(In thousands of dollars)
Details about Accumulative Other Comprehensive Income (Loss) Components	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Affected Line Item Where Net Income is Presented
Realized (gains) losses on available-for-sale securities	$-	$3,465	Losses on sale of available-for-sale securities
	-	(811)	Income tax provision (benefit)
	$-	$2,654	Net income
Realized (gains) losses on cash flow hedges	$482	$213	Interest income - Loans held-for-investment
	-	145	Interest income - Investments, taxable
	(623)	(1,002)	Interest expense - Interest-bearing deposits
	33	151	Income tax provision (benefit)
	$(108)	$(493)	Net income

NOTE 12 — SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Nonrecognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

On July 3, 2025, the Company completed its initial public offering ("IPO") of 2,035,000 shares of common stock at a public offering price of $21.50 per share, before underwriting discounts and commissions. The Company received proceeds, net of underwriting discounts and commissions, of approximately $34.0 million in the offering. The shares began trading on the New York Stock Exchange on July 2, 2025, under the ticker symbol “COSO”.

The Company evaluated subsequent events through the date its financial statements were issued, and there were no other subsequent events requiring accrual or disclosure through August 11, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of financial condition and results of operations, also referred to hereafter as this MD&A, is to aid in understanding significant changes in the financial condition of CoastalSouth Bancshares, Inc. and our wholly owned subsidiary, Coastal States Bank, from December 31, 2024 through June 30, 2025 and on our results of operations for the three and six months ended June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Form S-1 that was declared effective by the Securities and Exchange Commission on July 1, 2025, relating to the IPO (the “Registration Statement”), and information presented elsewhere in this Quarterly Report on Form 10‑Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

•
business and general economic conditions, particularly those affecting the financial services industry either nationally or within our primary market areas;
•
the occurrence of significant natural disasters, including hurricanes;
•
our ability to successfully execute our business strategy to achieve profitable growth;
•
our ability to implement and adapt to changes our business strategies;
•
the impact of adverse developments in the banking industry, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;
•
our ability to manage growth and to increase operating efficiency;
•
our ability to access cost-effective funding in the future;
•
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of the Bank;
•
our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
•
the adequacy of our reserves (including ACL), including the appropriateness of our methodology for calculating such reserves;
•
factors that may impact the performance of our loan portfolio, including real estate values and liquidity in our primary service market areas, the financial health of our borrowers and the success of various projects that we finance;
•
inflation and changes in the interest rate environment that can reduce our margins or reduce the fair value of the financial instruments due to changes in consumer spending, borrowing and savings habits;
•
our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in the market areas that we serve;
•
our ability to retain our existing customers and attract and retain new customers relationships;
•
our focus on small and mid-sized businesses;
•
our capital requirements as an insured depository institution;
•
concentration of our loan portfolio in real estate loans, changes in the prices, values and sales volumes of commercial and residential real estate;

•
credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and Small Business Administration ("SBA") loan portfolios;
•
a breach in security of our information systems, including the occurrence of a cyber-attack incidents or a deficiencies in cyber security;
•
political instability or civil unrest and/or acts of war or terrorism;
•
changes or new fiscal and monetary policies of the federal government and its agencies;
•
our ability to comply with consumer protection laws, including the CRA and fair lending laws;
•
our ability to comply with various governmental and regulatory requirements, including supervisory actions by federal and state banking agencies;
•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.
•
changes in the quality or composition of our loan or investment portfolios;
•
our hedging strategies to mitigate risks associated with changes in interest rates;
•
our dependence on third-party service providers;
•
inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market and credit conditions;
•
continued or increasing competition and innovation from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•
our ability to attract and retain skilled people;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the FASB, the SEC or the Public Company Accounting Oversight Board;
•
risks related to potential acquisitions;
•
changes in the scope and cost of FDIC insurance and other coverage;
•
restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
•
our ability to maintain adequate internal controls over financial reporting;
•
potential claims, damages, penalties, fines, costs and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
•
the makeup of our asset mix and investments;
•
our ability to manage our growth;
•
our ability to increase our operating efficiency;
•
the risk that balance sheet, revenue growth, and loan growth expectations may differ from actual results;
•
a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the federal budget and economic policy, including the impact of tariffs and trade policies; and
•
other risks and factors identified in the Registration Statement that was filed with the SEC under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this Quarterly Report on Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. These forward-looking statements represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. However, the events and circumstances reflected in the forward-looking statements may not be achieved or occur. For example, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this prospectus, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Any forward-looking statement speaks only as of the date on which it is made, and except as required by applicable law, we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

These statements are inherently uncertain, and we cannot guarantee future results, performance or achievements. For a discussion of these and other risks that may cause actual results to differ from expectations, refer to the section entitled “Risk Factors” and other information contained in our Registration Statement and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC.

Overview

CoastalSouth Bancshares, Inc. is a bank holding company headquartered in Atlanta, Georgia. We currently operate 11 retail banking branches in three primary markets, including the Lowcountry of South Carolina, Savannah, Georgia, and metro Atlanta, Georgia. CSB also operates four specialty lines of business each of which operates on a national platform, including Senior Housing, Marine Lending, Government Guaranteed Lending, and Mortgage Banker Finance. The deposits of CSB are insured by the FDIC. CSM, a wholly owned subsidiary of CSB, is a mortgage company focused on originating and selling residential mortgages to investors, some of which are retained in the portfolio.

The following discussion and analysis is intended to assist readers in their analysis and understanding of our consolidated financial statements and summary historical financial information appearing in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. This discussion and analysis presents our financial condition and results of operations on a consolidated basis, unless otherwise specified.

Critical Accounting Policies and Estimates

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Application of these principles requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Estimates, assumptions or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon future events. Carrying assets and liabilities at fair value results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources.

Certain policies inherently have a greater reliance on the use of estimates, assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL, fair value measurements, stock-based compensation, and income taxes to be the accounting areas that require the most subjective or complex judgments, estimates and assumptions, and where changes in those judgments, estimates and assumptions (based on new or additional information, changes in the economic environment and/or market interest rates, etc.) could have a significant effect on our financial statements. Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our Board.

Our most significant accounting policies are presented in Note 1 of the consolidated financial statements as of December 31, 2024 included in our Registration Statement that was filed with the SEC. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in the Registration Statement.

Allowance for Credit Losses

The ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments, with particular applicability on our balance sheet to loans held-for-investment and unfunded loan commitments. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Credit losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

There are many factors affecting the ACL; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes are worse than management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Additional information on the loan portfolio and ACL can be found in the sections of this MD&A titled “Loans,” “Allowance for

Credit Losses on Loans,” “Allowance for Credit Losses for Unfunded Commitments,” and “Nonperforming Loans.” Note 1 to the consolidated financial statements as of December 31, 2024 included our Registration Statement that was filed with the SEC includes additional information on accounting policies related to the ACL.

Emerging Growth Company

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected to take advantage of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard on the application date for private companies. We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and the six months ended June 30, 2025 and 2024. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of and for the Three Months Ended					As of and for the Six Months Ended
(dollars in thousands except	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
per share amounts)	2025	2025	2024	2024	2024	2025	2024
Selected Operating Data:
Interest income	$31,793	$30,024	$30,537	$32,554	$31,170	$61,817	$60,558
Interest expense	13,715	13,265	14,266	15,588	14,470	26,980	28,473
Net interest income	18,078	16,759	16,271	16,966	16,700	34,837	32,085
Provision (recovery) for credit losses	752	629	1,240	(1,023)	173	1,381	336
Noninterest income (loss)	1,795	1,881	1,958	2,961	1,589	3,676	(405)
Noninterest expense	12,092	11,419	10,335	10,830	10,652	23,511	20,903
Income tax expense	1,064	1,542	950	2,236	1,577	2,606	2,125
Net income	5,965	5,050	5,704	7,884	5,887	11,015	8,316
Adjusted net income (1)	5,965	5,050	5,704	7,884	5,887	11,015	10,970
Share and Per Share Data:
Basic earnings per share	$0.58	$0.49	$0.56	$0.77	$0.58	$1.07	$0.82
Adjusted basic earnings per share (2)	$0.58	$0.49	$0.56	$0.77	$0.57	$1.07	$1.08
Diluted earnings per share	$0.57	$0.47	$0.54	$0.75	$0.56	$1.04	$0.80
Adjusted diluted earnings per share (2)	$0.57	$0.47	$0.54	$0.75	$0.56	$1.04	$1.06
Book value per share	$20.37	$19.67	$19.01	$18.86	$17.58	$20.37	$17.58
Tangible book value per share (3)	$19.88	$19.17	$18.51	$18.35	$17.07	$19.88	$17.07
Shares of common stock outstanding	10,278,921	10,274,271	10,270,146	10,250,446	10,250,446	10,278,921	10,250,446
Weighted average diluted shares outstanding	10,612,255	10,642,078	10,596,364	10,544,087	10,445,144	10,636,997	10,344,815
Selected Balance Sheet Data:
Total assets	$2,221,245	$2,190,391	$2,098,712	$2,129,346	$2,115,547	$2,221,245	$2,115,547
Securities available-for-sale, at fair value (4)	331,760	325,478	335,267	355,174	339,937	331,760	339,937
Gross loans held for investment	1,527,199	1,472,232	1,409,443	1,409,913	1,442,077	1,527,199	1,442,077
Loans held for sale	209,101	187,481	174,033	193,938	154,885	209,101	154,885
Allowance for credit losses	17,497	17,104	17,118	15,615	16,002	17,497	16,002
Goodwill and other intangible assets	6,190	6,199	6,386	6,451	6,276	6,190	6,276
Deposits	1,968,301	1,937,693	1,834,802	1,807,315	1,805,590	1,968,301	1,805,590
Other borrowings	14,753	20,738	41,725	96,712	96,699	14,753	96,699
Total Shareholders' equity	209,365	202,104	195,232	193,303	180,168	209,365	180,168

(1) We calculate our adjusted net income as net income excluding items that are not part of core business operations, net of income taxes, which incorporate impacts to noninterest income and noninterest expense. This measure helps management and users of the financial statements to understand how core business operations are performing. This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(2) This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(3) We calculate tangible book value per common share as total shareholders' equity less goodwill and other intangibles, excluding mortgage servicing rights, divided by the outstanding number of our shares of common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most comparable GAAP measure is book value per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(4) We did not have securities held to maturity in any of the periods presented.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Performance Ratios:
Pre-tax pre-provision net revenue (PPNR) (5)	$7,781	$7,221	$7,894	$9,097	$7,637	$15,002	$10,777
Return on average assets (ROAA) (6)	1.09%	0.97%	1.07%	1.47%	1.15%	1.03%	0.82%
Adjusted return on average assets (Adj. ROAA) (5)(6)	1.09	0.97	1.07	1.47	1.15	1.03	1.08
Return on average equity (6)	11.62	10.25	11.65	16.91	13.52	10.95	9.78
Adjusted return on average equity (5)(6)	11.62	10.25	11.65	16.91	13.52	10.95	12.90
Return on average tangible common equity (ROATCE) (5)(6)	11.92	10.52	11.97	17.40	13.94	11.23	10.09
Adjusted return on average tangible common equity (Adj. ROATCE) (5)(6)	11.92	10.52	11.97	17.40	13.94	11.23	13.31
Net interest rate spread (6)(7)	2.76	2.67	2.42	2.48	2.59	2.72	2.51
Net interest margin (6)(8)	3.46	3.38	3.21	3.32	3.43	3.42	3.32
Efficiency ratio (9)	60.85	61.26	56.70	54.35	58.24	61.05	65.98
Efficiency ratio, as adjusted (10)	60.85	61.26	56.70	54.35	58.24	61.05	59.48
Noninterest income to average total assets (6)	0.33	0.36	0.37	0.55	0.31	0.34	(0.04)
Noninterest income to total revenue	9.03	10.09	10.74	14.86	8.69	9.54	(1.28)
Adjusted noninterest income to total adjusted revenue (11)	9.03	10.09	10.74	14.86	8.69	9.54	8.71
Noninterest expense to average total assets (6)	2.21	2.19	1.94	2.02	2.07	2.20	2.05
Average interest-earning assets to average interest-bearing liabilities	126.50	126.31	127.90	127.59	128.29	126.41	127.65
Average equity to average total assets	9.37	9.46	9.20	8.70	8.48	9.41	8.34
Asset Quality Data:
Net charge-offs to average LHFI (6)	0.06%	0.00%	(0.02)%	0.02%	0.03%	0.03%	0.01%
Net charge-offs to total average loans (6)	0.05	0.00	(0.02)	0.02	0.03	0.03	0.01
Total allowance for credit losses to total LHFI	1.15	1.16	1.21	1.11	1.11	1.15	1.11
Total allowance for credit losses to total loans	1.01	1.03	1.08	0.97	1.00	1.01	1.00
Total allowance for credit losses to nonperforming loans	118.99	117.11	114.07	184.64	182.13	118.99	182.13
Nonperforming loans to gross LHFI	0.96	0.99	1.06	0.60	0.61	0.96	0.61
Nonperforming assets to total assets	0.66	0.70	0.76	0.44	0.42	0.66	0.42
Adjusted nonperforming assets to total assets (5)	0.46	0.49	0.53	0.21	0.18	0.46	0.18
Balance Sheet Ratios:
Loan-to-deposit ratio	88.21%	85.65%	86.30%	88.74%	88.45%	88.21%	88.45%
Noninterest bearing deposits to total deposits	15.92	15.52	16.51	17.28	19.10	15.92	19.10
Capital Ratios:
Total shareholders' equity to total assets	9.43%	9.23%	9.30%	9.08%	8.52%	9.43%	8.52%
Tangible common equity to tangible assets (12)	9.22	9.01	9.08	8.86	8.29	9.22	8.29
Tier 1 leverage ratio (13)	10.22	10.62	10.64	10.26	10.14	10.22	10.14
Common equity tier 1 ratio (13)	11.09	11.55	12.07	11.72	11.27	11.09	11.27
Tier 1 risk-based capital ratio (13)	11.09	11.55	12.07	11.72	11.27	11.09	11.27
Total risk-based capital ratio (13)	12.04	12.52	12.97	12.55	12.16	12.04	12.16
Other:
Number of branches	11	11	11	11	11	11	11
Number of full-time equivalent employees	188	180	181	181	178	183	177

(5) This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(6) Represent annualized data.

(7) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the periods.

(8) Net interest margin represents net interest income as a percent of average interest-earning assets for the periods.

(9) The efficiency ratio represents noninterest expense divided by sum of net interest income and noninterest income.

(10) The efficiency ratio, as adjusted, represents noninterest expense divided by the sum of net interest income and noninterest income, excluding net of tax, gains or losses on available-for-sale securities, gain on hedge termination, Merger expenses and bargain purchase gain. This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(11) We calculate revenue as net interest income plus noninterest income, excluding net of tax, gains or losses on available-for-sale securities, gain on hedge termination bargain purchase gain and Merger expenses. This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(12) We calculate tangible common equity as total shareholders' equity less goodwill and other intangibles, excluding mortgage servicing rights, we calculate tangible assets as total assets less goodwill and other intangibles, excluding mortgage servicing rights. This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(13) Ratios are for Coastal States Bank only.

Results of Operations — Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following discussion of our results of operations compares the three months ended June 30, 2025 and 2024. We reported net income for the three months ended June 30, 2025 of $6.0 million compared to net income of $5.9 million for the three months ended June 30, 2024. The increase of $78 thousand was primarily attributable to a lower effective tax rate albeit with a lower taxable income.

Net Interest Income

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. The income and yield from non-taxable investment securities was not adjusted for tax equivalency.

	For the Three Months Ended June 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$20,762	$111	2.14%	$20,839	$140	2.70%
Federal funds sold	62,656	698	4.47	60,964	842	5.55
Investment securities	338,635	3,875	4.59	347,194	4,220	4.89
Loans:
Loans held for sale	167,617	3,296	7.89	107,604	2,335	8.73
Gross loans held for investment	1,506,211	23,813	6.34	1,424,411	23,633	6.67
Total earning assets	2,095,881	31,793	6.08	1,961,012	31,170	6.39
Noninterest-earning assets	100,835			104,490
Total assets	$2,196,716			$2,065,502
Interest-bearing liabilities:
Demand deposits	$198,932	$360	0.73%	$178,991	$215	0.48%
Money market deposits	593,873	4,684	3.16	605,518	5,751	3.82
Savings deposits	35,266	44	0.50	38,561	47	0.49
Time deposits	798,344	8,163	4.10	608,783	7,109	4.70
Total interest-bearing deposits	1,626,415	13,251	3.27	1,431,853	13,122	3.69
Borrowings	30,452	464	6.11	96,692	1,348	5.61
Total interest-bearing liabilities	$1,656,867	$13,715	3.32%	$1,528,545	$14,470	3.81%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$306,330			$333,001
Other noninterest-bearing liabilities	27,682			28,825
Total noninterest-bearing liabilities	334,012			361,826
Shareholders' equity	205,837			175,131
Total liabilities and shareholders' equity	$2,196,716			$2,065,502
Net interest income		$18,078			$16,700
Net interest spread			2.76%			2.58%
Net interest margin			3.46%			3.43%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing interest rates and volumes on our net interest income during the periods indicated. The information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volumes and rate have been allocated to volume.

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$203	$(232)	$(29)
Federal funds sold	1,181	(1,325)	(144)
Investment securities	1,738	(2,083)	(345)
Loans:
Loans held for sale	2,770	(1,809)	961
Gross loans held for investment	9,630	(9,450)	180
Total earning assets	$15,522	$(14,899)	$623
Interest-bearing liabilities:
Demand deposits	$(724)	$869	$145
Money market deposits	6,926	(7,993)	(1,067)
Savings deposits	(11)	8	(3)
Time deposits	8,304	(7,250)	1,054
Total interest-bearing deposits	$14,495	$(14,366)	$129
Borrowings	(1,860)	976	(884)
Total interest-bearing liabilities	$12,635	$(13,390)	$(755)
Net interest income	$2,887	$(1,509)	$1,378

Net interest income for the three months ended June 30, 2025 was $18.1 million compared to $16.7 million for the three months ended June 30, 2024, an increase of $1.4 million, or 8.6%. This increase was primarily due to an increase in the average balance of our total interest-earning assets coupled with a decrease in the average rate paid on interest-bearing liabilities. The increase in the average balance for the interest-earning assets was primarily due to an increase in average loans outstanding. The yield on total earning assets and interest-bearing liabilities decreased by 31 and 49 basis points, respectively, during the same period.

Total interest income for the three months ended June 30, 2025 was $31.8 million compared to $31.2 million for the three months ended June 30, 2024, an increase of $623 thousand, or 2.0%. This increase was primarily due to growth in our loans portfolio albeit with lower yields.

Interest and fees on LHFI were $23.8 million for the three months ended June 30, 2025 compared to $23.6 million for the three months ended June 30, 2024, an increase of $180 thousand, or 0.8%. This increase was primarily attributable to an increase in average LHFI of $81.8 million, or 5.7%, albeit with a decrease in yield. The yield on gross LHFI decreased by 33 basis points compared to the same period in 2024. Interest and fees on LHFS were $3.3 million for the three months ended June 30, 2025 compared to $2.3 million for the three months ended June 30, 2024. This increase was primarily due to an increase in the average balance of LHFS outstanding although the yield decreased by 84 basis points compared to the same period in 2024.

Interest income on investment securities was $3.9 million for the three months ended June 30, 2025 compared to $4.2 million for the three months ended June 30, 2024. This decrease was primarily due to the fact that the yield on investment securities decreased by 30 basis points and the average balance decreased by $8.6 million during the period.

Interest expense for the three months ended June 30, 2025 was $13.7 million compared to $14.5 million for the three months ended June 30, 2024. This decrease was primarily attributable to lower average borrowings, specifically the payoff of a $70.0 million Bank Term Funding Program ("BTFP") that was outstanding during the second quarter of 2024, coupled with a 49 basis point decrease in the average cost of overall total interest-bearing liabilities, primarily in money market and time deposit accounts as the rates were adjusted to align with the market. Average borrowings outstanding decreased from June 30, 2024 to June 30, 2025 by $66.2 million, or 68.5%, primarily due to the aforementioned BTFP payoff, while the cost increased by 50 basis points during the same period.

Net interest margin for the three months ended June 30, 2025 and 2024 was 3.46% and 3.43%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin is primarily due to a combination of average total earning assets growth and a decrease in average total interest-bearing liabilities. Average earning assets for the three months ended June 30, 2025 increased by $134.9 million compared to the three months ended June 30, 2024, principally due to growth of our loan portfolio. Average interest-bearing liabilities for the three months ended June 30, 2025 increased by $128.3 million compared to the three months ended June 30, 2024, driven by growth in average interest-bearing deposits.

Provision for Credit Losses

Provision for credit losses for the three months ended June 30, 2025 was $752 thousand compared to $173 thousand for the three months ended June 30, 2024, an increase of $579 thousand. This increase was primarily due to increased production of LHFI and unfunded commitments, changes in economic factors, and current period net charge-offs, offset by other changes in loss rates. Our allowance for credit losses as a percentage of gross LHFI at June 30, 2025 and 2024 was 1.15% and 1.11%, respectively.

Noninterest Income

Noninterest income for the three months ended June 30, 2025 was $1.8 million, an increase of $206 thousand or 13.0%, compared to $1.6 million for the three months ended June 30, 2024. This increase was primarily due to gain on sale of government guaranteed loans ("GGL"), offset by a net decrease in other categories of noninterest income.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$449	$491	$(42)	(8.6)%
Gain on sale of government guaranteed loans	265	35	230	657.1
Interchange and card fee income	257	226	31	13.7
Income from mortgage originations	326	299	27	9.0
Service charges on deposit accounts	215	198	17	8.6
Other noninterest income	283	340	(57)	(16.8)
Total noninterest income	$1,795	$1,589	$206	13.0%

Income from bank-owned life insurance policies ("BOLI") decreased by $42 thousand to $449 thousand for the three months ended June 30, 2025 compared to $491 thousand for the three months ended June 30, 2024. This decrease was primarily attributable to a lower yield on BOLI during the current period.

Gain on sale of GGL increased by $230 thousand to $265 thousand for the three months ended June 30, 2025 compared to $35 thousand for the three months ended June 30, 2024. The Company had more GGL that was able to be sold during the second quarter of 2025 than in the second quarter of 2024.

Interchange and card fee income increased by $31 thousand to $257 thousand for the three months ended June 30, 2025 compared to $226 thousand for the three months ended June 30, 2024. This increase was attributable to interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are earned on a daily basis.

Mortgage banking related income increased by $27 thousand to $326 thousand for the three months ended June 30, 2025 compared to $299 thousand for the three months ended June 30, 2024. This increase was primarily due to slightly higher secondary market mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees.

Service charges on deposit accounts were $215 thousand and $198 thousand for the three months ended June 30, 2025 and 2024, respectively. These service charges are mostly comprised of wire, NSF, and overdraft fees.

Other noninterest income decreased by $57 thousand to $283 thousand for the three months ended June 30, 2025 compared to $340 thousand for the three months ended June 30, 2024. This decrease was primarily due to lower miscellaneous income, offset by a net increase in other categories within other noninterest income.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2025 was $12.1 million compared to $10.7 million for the three months ended June 30, 2024, an increase of 1.4 million, or 13.5%. This increase was across all noninterest expense categories primarily in other professional fees, salaries and employee benefits, and other noninterest expense.

The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$6,997	$6,654	$343	5.2%
Occupancy and equipment	814	736	78	10.6
Other professional services	973	501	472	94.2
Software and other technology expense	719	631	88	13.9
Data processing	652	534	118	22.1
Regulatory assessment	344	318	26	8.2
Marketing and advertising	269	197	72	36.5
Other noninterest expense	1,324	1,081	243	22.5
Total noninterest expense	$12,092	$10,652	$1,440	13.5%

Salaries and employee benefits expense for the three months ended June 30, 2025 was $7.0 million compared to $6.7 million for the three months ended June 30, 2024, an increase of $343 thousand, or 5.2%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals. The average number of full-time equivalent employees was 188 for the three months ended June 30, 2025 compared to 178 for three months ended June 30, 2024.

Occupancy and equipment expense for the three months ended June 30, 2025 was $814 thousand compared to $736 thousand for the three months ended June 30, 2024, an increase of $78 thousand, or 10.6%. This increase was primarily due to new leases and rental increases, property taxes and depreciation, and upkeep related to the properties.

Other professional services expense for the three months ended June 30, 2025 was $973 thousand compared to $501 thousand for the three months ended June 30, 2024, an increase of $472 thousand, or 94.2%. This increase was primarily due to higher recruiting fees and loan collection related expense.

Software and technology expense for the three months ended June 30, 2025 was $719 thousand compared to $631 thousand for the three months ended June 30, 2024, an increase of $88 thousand, or 13.9%. This expense was primarily comprised of our information technology services, software licenses and maintenance and commensurate with the Company growth.

Data processing expense for the three months ended June 30, 2025 was $652 thousand compared to $534 thousand for the three months ended June 30, 2024, an increase of $118 thousand, or 22.1%. The data processing expense increase was due to increased wire and account processing volumes and other processing costs and is commensurate with growth, generally.

FDIC insurance and regulatory assessment expense for the three months ended June 30, 2025 was $344 thousand compared to $318 thousand for the three months ended June 30, 2024, an increase of $26 thousand, or 8.2%. This increase was primarily attributable to changes in the Bank's asset mix and growth rates.

Marketing and advertising expense for the three months ended June 30, 2025 was $269 thousand compared to $197 thousand for the three months ended June 30, 2024, an increase of $72 thousand, or 36.5%. This increase was primarily attributable to higher marketing and advertising costs associated with increased digital advertising, mailings, and sponsorships during the three months ended June 30, 2025 as compared to the same period last year. Marketing and advertising expense is included in Other noninterest expenses in our Company’s Consolidated Statements of Operations.

Other noninterest expenses, excluding marketing and advertising expense, for the three months ended June 30, 2025 were $1.3 million compared to $1.1 million for the three months ended June 30, 2024, an increase of $243 thousand, or 22.5%. This increase was primarily attributable to increases in board of directors fees paid in cash, as no equity awards were granted to the Board of Directors in 2025, general and administrative expense and other noninterest expense. Included in other noninterest expense for the three months ended June 30, 2025 and 2024 were directors’ fees paid in cash of $176 thousand and $79 thousand, respectively.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 and 2024 was $1.1 million and $1.6 million, respectively. Effective tax rates were 15.1% and 21.1% for the three months ended June 30, 2025 and 2024, respectively. The decrease in effective tax rate compared to the three months ended June 30, 2024 was due to higher recognition of solar tax credits during the three months ended June 30, 2025.

Results of Operations — Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

The following discussion of our results of operations compares the six months ended June 30, 2025 and 2024. We reported net income for the six months ended June 30, 2025 of $11.0 million compared to net income of $8.3 million for the six months ended June 30, 2024. The increase of $2.7 million was primarily due to a nonrecurring previously disclosed strategic repositioning of approximately $42.6 million of AFS securities that resulted in an approximately $2.7 million loss on sale, net of tax, during six months ended June 30, 2024.

Net Interest Income

The following table presents, for the periods indicated, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. The income and yield from non-taxable investment securities was not adjusted for tax equivalency.

	For the Six Months Ended June 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$21,738	$246	2.28%	$20,987	$281	2.69%
Federal funds sold	75,496	1,661	4.44	65,259	1,836	5.66
Investment securities	336,954	7,675	4.59	350,865	7,881	4.52
Loans:
Loans held for sale	152,318	6,115	8.10	89,422	3,875	8.71
Gross loans held for investment	1,467,523	46,120	6.34	1,416,431	46,685	6.63
Total earning assets	2,054,029	61,817	6.07	1,942,964	60,558	6.27
Noninterest-earning assets	101,048			107,219
Total assets	$2,155,077			$2,050,183
Interest-bearing liabilities:
Demand deposits	$197,485	$693	0.71%	$176,634	$384	0.44%
Money market deposits	577,557	9,022	3.15	588,837	10,917	3.73
Savings deposits	35,203	87	0.50	39,106	96	0.49
Time deposits	786,554	16,279	4.17	619,928	14,318	4.64
Total interest-bearing deposits	1,596,799	26,081	3.29	1,424,505	25,715	3.63
Borrowings	28,121	899	6.45	97,554	2,758	5.69
Total interest-bearing liabilities	$1,624,920	$26,980	3.35%	$1,522,059	$28,473	3.76%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$299,895			$327,210
Other noninterest-bearing liabilities	27,445			29,841
Total noninterest-bearing liabilities	327,340			357,051
Shareholders' equity	202,817			171,073
Total liabilities and shareholders' equity	$2,155,077			$2,050,183
Net interest income		$34,837			$32,085
Net interest spread			2.72%			2.51%
Net interest margin			3.42%			3.32%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing interest rates and volumes on our net interest income during the periods indicated. The information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volumes and rate have been allocated to volume.

	Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$137	$(172)	$(35)
Federal funds sold	1,419	(1,594)	(175)
Investment securities	(741)	535	(206)
Loans:
Loans held for sale	3,346	(1,106)	2,240
Gross loans held for investment	7,668	(8,233)	(565)
Total earning assets	$11,829	$(10,570)	$1,259
Interest-bearing liabilities:
Demand deposits	$(646)	$955	$309
Money market deposits	4,915	(6,810)	(1,895)
Savings deposits	(13)	4	(9)
Time deposits	7,801	(5,840)	1,961
Total interest-bearing deposits	$12,057	$(11,691)	$366
Borrowings	(3,345)	1,486	(1,859)
Total interest-bearing liabilities	$8,712	$(10,205)	$(1,493)
Net interest income	$3,117	$(365)	$2,752

Net interest income for the six months ended June 30, 2025 was $34.8 million compared to $32.1 million for the six months ended June 30, 2024, an increase of $2.8 million, or 8.6%. This increase was primarily due to an increase in the average balance of our total interest-earning assets while the yield decreased at a lower rate compared the decrease in the average rate paid on interest-bearing liabilities despite a similar growth in average interest-bearing liabilities. The increase in the average balance for the total interest-earning assets was primarily due to an increase in average loans outstanding. The yield on total earning assets and interest-bearing liabilities decreased by 20 and 41 basis points, respectively, during the same period.

Total interest income for the six months ended June 30, 2025 was $61.8 million compared to $60.6 million for the six months ended June 30, 2024, an increase of $1.3 million, or 2.1%. This increase was primarily due to growth in our average total earning assets by $111.1 million principally in the average loans portfolio, notwithstanding a decrease in yields by 20 basis points from the comparable period.

Interest and fees on LHFI were $46.1 million for the six months ended June 30, 2025 compared to $46.7 million for the six months ended June 30, 2024, a decrease of $565 thousand, or 1.2%. This decrease was primarily attributable to the yield decrease on gross LHFI by 29 basis points compared to the same period last year. Interest and fees on LHFS were $6.1 million for the six months ended June 30, 2025 compared to $3.9 million for the six months ended June 30, 2024. This increase was primarily due to an increase in the average balance of LHFS outstanding, notwithstanding a decrease in yields by 62 basis points.

Interest income on investment securities was $7.7 million for the six months ended June 30, 2025 compared to $7.9 million for the six months ended June 30, 2024, a decrease of $206 thousand, or 2.6%. This decrease was primarily due to a decrease in the average balance by $13.9 million despite the yield on investment securities increasing by 8 basis points.

Interest expense for the six months ended June 30, 2025 was $27.0 million compared to $28.5 million for the six months ended June 30, 2024, a decrease of $1.5 million, or 5.2%. This decrease was primarily attributable to a 41 basis point decrease in the average yield on overall total interest-bearing liabilities, primarily in money markets and time deposits, due to rates adjustments. Average borrowings outstanding decreased from June 30, 2024 to June 30, 2025 by $69.4 million, or 71.2%, principally due to payoff of a $70.0 million Bank Term Funding Program ("BTFP") that was outstanding during the second half of 2024, while the yield increased by 76 basis points.

Net interest margin for the six months ended June 30, 2025 and 2024 was 3.42% and 3.32%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to the increase in average interest-earning assets coupled with a decrease in yield on total earning assets at a lower pace as compared the decrease in yield for total interest-earning liabilities as discussed above.

Provision for Credit Losses

Provision for credit losses for the six months ended June 30, 2025 was $1.4 million compared to $336 thousand for the six months ended June 30, 2024, an increase of $1.0 million. This increase was primarily attributable to increased production of LHFI and unfunded commitments, changes in economic factors, and current period net charge-offs, and an increase in reserves of individually analyzed collateral-dependent loans, offset by other changes in loss rates. Our allowance for credit losses as a percentage of gross LHFI at June 30, 2025 and 2024 was 1.15% and 1.11%, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2025 was $3.7 million, an increase of $4.1 million or 1,007.7%, compared to a loss of $405 thousand for the six months ended June 30, 2024. This increase was primarily attributable to the previously disclosed loss on sale of AFS securities of $3.5 million, pre-tax, due AFS portfolio strategic repositioning during the six months ended June 30, 2024 coupled with a net increase in other noninterest income categories, principally $438 thousand of income recognized from a Small Business Investment Company ("SBIC") partnership investment related to the sale of one of the fund's underlying investments.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$889	$787	$102	13.0%
Gain on sale of government guaranteed loans	265	355	(90)	(25.4)
Interchange and card fee income	523	442	81	18.3
Income from mortgage originations	547	537	10	1.9
Service charges on deposit accounts	426	409	17	4.2
Losses on sale of available-for-sale securities	-	(3,465)	3,465	(100.0)
Other noninterest income	1,026	530	496	93.6
Total noninterest income (loss)	$3,676	$(405)	$4,081	1,007.7%

BOLI income increased by $102 thousand to $889 thousand for the six months ended June 30, 2025 compared to $787 thousand for the six months ended June 30, 2024. This increase was primarily attributable to higher yield on BOLI during the current period.

Gain on sale of GGL decreased by $90 thousand to $265 thousand for the six months ended June 30, 2025 compared to $355 thousand for the same period during 2024. The Company's gain on the sale of GGL volume increases or decreases based on the attractiveness of market premiums and the amount of inventory of loans that are saleable.

Interchange and card fee income increased by $81 thousand to $523 thousand for the six months ended June 30, 2025 compared to $442 thousand for the six months ended June 30, 2024. This increase was attributable to an increase in interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are earned on a daily basis.

Mortgage banking related income increased by $10 thousand to $547 thousand for the six months ended June 30, 2025 compared to $537 thousand for the six months ended June 30, 2024. This increase was primarily due to higher revenue from mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees, albeit slightly lower secondary market volume.

Service charges on deposit accounts increased by $17 thousand to $426 thousand for the six months ended June 30, 2025 compared to $409 thousand for the six months ended June 30, 2024. This increase was attributable to higher number of NSF and overdraft fees charged during 2025.

There were no sales of AFS securities during the six months ended June 30, 2025. Losses on sale of AFS securities were $3.5 million for the six months ended June 30, 2024. The losses on sale of AFS securities during the six months ended June 30, 2024 were due to a previously disclosed nonrecurring AFS portfolio strategic repositioning in 2024.

Other noninterest income increased by $496 thousand to $1.0 million for the six months ended June 30, 2025 compared to $530 thousand for the six months ended June 30, 2024. This increase was primarily due to the aforementioned income recognized from a SBIC partnership investment related to the sale of one of the fund's underlying investments. Apart from this SBIC partnership related income, the largest component of other non-interest income generally consists of SBA loan servicing fees. SBA loan servicing fees increased by $26 thousand during the six months ended June 30, 2025 compared to the same period in 2024.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2025 was $23.5 million compared to $20.9 million for the six months ended June 30, 2024, an increase of $2.6 million, or 12.5%. This increase was across all noninterest expense categories but primarily in salaries and employee benefits, due to Company's growth and compensation adjustments, other professional fees and other noninterest expense.

The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$13,691	$12,701	$990	7.8%
Occupancy and equipment	1,602	1,479	123	8.3
Other professional services	1,666	1,192	474	39.8
Software and other technology expense	1,422	1,297	125	9.6
Data processing	1,277	1,060	217	20.5
Regulatory assessment	705	611	94	15.4
Marketing and advertising	502	376	126	33.5
Other noninterest expense	2,646	2,187	459	21.0
Total noninterest expense	$23,511	$20,903	$2,608	12.5%

Salaries and employee benefits expense for the six months ended June 30, 2025 was $13.7 million compared to $12.7 million for the six months ended June 30, 2024, an increase of $1.0 million, or 7.8%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals and annual salary adjustments. The average number of full-time equivalent employees was 183 for the six months ended June 30, 2025 compared to 177 for the six months ended June 30, 2024.

Occupancy and equipment expense for the six months ended June 30, 2025 was $1.6 million compared to $1.5 million for the six months ended June 30, 2024, an increase of $123 thousand, or 8.3%. This increase was primarily due to rental increments, property taxes and depreciation, and upkeep related to the properties.

Other professional services expense for the six months ended June 30, 2025 was $1.7 million compared to $1.2 million for the six months ended June 30, 2024, an increase of $474 thousand, or 39.8%. This increase was primarily in loan collection related expenses, employees recruiting fees, and consultant fees.

Software and technology expense for the six months ended June 30, 2025 was $1.4 million compared to $1.3 million for the six months ended June 30, 2024, an increase of $125 thousand, or 9.6%. This expense was primarily comprised of our information technology services, software licenses and maintenance and were commensurate with Company growth, generally.

Data processing expense for the six months ended June 30, 2025 was $1.3 million compared to $1.1 million for the six months ended June 30, 2024, an increase of $217 thousand, or 20.5%. Data processing expense increase was in line with the Company's increased wire and account processing volumes and other processing costs that were commensurate with growth, generally.

FDIC insurance and regulatory assessment expense for the six months ended June 30, 2025 was $705 thousand compared to $611 thousand for the six months ended June 30, 2024, an increase of $94 thousand, or 15.4%. This increase was primarily attributable to increases in capital and changes in asset mix and asset growth rates from 2024 to 2025.

Marketing and advertising expense for the six months ended June 30, 2025 was $502 thousand compared to $376 thousand for the six months ended June 30, 2024, an increase of $126 thousand, or 33.5%. This increase was primarily attributable to higher marketing and advertising costs associated with increased digital advertising, mailings, and sponsorships during 2025. Marketing and advertising expense is included in other noninterest expenses in our Company’s Consolidated Statements of Operations.

Other noninterest expenses, excluding marketing and advertising expense, for the six months ended June 30, 2025 were $2.6 million compared to $2.2 million for the six months ended June 30, 2024, an increase of $459 thousand, or 21.0%. This increase was across multiple categories but primarily was attributable to increases in board of directors fees paid in cash, as no equity award were granted to the Board of Directors in 2025, general and administrative, and OREO writedowns. Included in other noninterest expenses for the six months ended June 30, 2025 and 2024 were directors’ fees paid in cash of $351 thousand and $159 thousand, respectively.

Income Tax Expense

Income tax expense for the six months ended June 30, 2025 and 2024 was $2.6 million and $2.1 million, respectively. Effective tax rates were 19.1% and 20.4% for the six months ended June 30, 2025 and 2024, respectively. The decrease in effective tax rate compared to the six months ended June 30, 2024 was due to a higher recognition of solar tax credits during the six months ended June 30, 2025. We had a net deferred tax asset of $17.2 million  and $18.6 million at June 30, 2025 and 2024, respectively.

Financial Condition

Total Assets

Total assets increased $122.5 million, or 5.8%, to $2.22 billion at June 30, 2025 compared to $2.10 billion at December 31, 2024. The increasing trend in total assets was primarily attributable to growth of our loans held for investment portfolio.

Loans

Loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other of our asset category.

Average loans, including both LHFI and LHFS, were 78.9% and 77.7% of average earning assets as of June 30, 2025 and December 31, 2024, respectively. Therefore, the quality and diversification of our loan portfolio is an important consideration when reviewing our financial condition. The Company has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan and applies these procedures in a disciplined manner. Total gross loans of $1.74 billion at June 30, 2025 represent an increase of $152.8 million or 9.7% as compared to December 31, 2024.

LHFS are comprised of loans acquired through mortgage warehouse lending activities and origination of mortgage loans. We act as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. We also originate mortgage loans with customers through CSM and sell these loans to third-party investors. LHFS at June 30, 2025 were $209.1 million compared to $174.0 million at December 31, 2024.

Gross LHFI increased $117.8 million, or 8.4%, to $1.53 billion as of June 30, 2025 compared to $1.41 billion at December 31, 2024. There was a higher market demand for our commercial and retail loan products during the six months ended June 30, 2025 from December 31, 2024 as the Company experienced strong loan demand and has been able to close many deals in the pipeline.

The Company engages in a full complement of lending activities, including CRE loans, construction loans, C&I, and consumer purpose loans. Our loan portfolio has concentrations of over 10% of LHFI in income producing CRE, senior housing, marine vessels loans, and residential mortgages with the remaining balance in other categories within commercial and retail loans categories.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial loans
Acquisition, development, and construction	$100,528	6.6%	$72,520	5.2%
Income producing CRE	372,142	24.4	321,558	22.8
Owner-occupied CRE	91,147	6.0	94,573	6.7
Senior housing	236,474	15.5	234,081	16.6
Commercial and industrial	131,716	8.6	141,626	10.0
Total commercial loans	$932,007	61.1%	$864,358	61.3%
Retail loans
Marine vessels	$301,327	19.7%	$263,657	18.6%
Residential mortgages	185,527	12.1	174,099	12.4
Cash value life insurance LOC	87,135	5.7	86,844	6.2
Other consumer	21,203	1.4	20,485	1.5
Total retail loans	$595,192	38.9%	$545,085	38.7%
Gross loans held for investment	$1,527,199	100.0%	$1,409,443	100.0%
Allowance for credit losses	(17,497)		(17,118)
Total loans held for investment, net	$1,509,702		$1,392,325

The Company has established a policy for managing concentration limits in the loan portfolio for commercial real estate, senior housing, and marine lending, among other loan types. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements, when appropriate, to allow us to react to a borrower’s deteriorating financial condition, should that occur.

The following tables presents the maturity distribution of our loans as of June 30, 2025 and December 31, 2024. The tables show the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates:

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$484	$57,985	$61	$36,037	$449	$2,246	$-	$3,266	$100,528
Income producing CRE	36,681	4,381	148,604	123,500	9,130	30,574	1,140	18,132	372,142
Owner-occupied CRE	5,937	500	35,929	3,673	9,579	11,416	1,244	22,869	91,147
Senior housing	-	95,284	970	140,220	-	-	-	-	236,474
Commercial and industrial	6,753	13,475	38,972	27,209	21,521	22,895	19	872	131,716
Total commercial loans	$49,855	$171,625	$224,536	$330,639	$40,679	$67,131	$2,403	$45,139	$932,007
Retail loans
Marine vessels	$3,680	$-	$-	$-	$28,528	$590	$239,317	$29,212	$301,327
Residential mortgages	7,847	1,586	2,669	763	10,489	13,269	14,252	134,652	185,527
Cash value life insurance LOC	-	20,992	-	66,143	-	-	-	-	87,135
Other consumer	1,047	380	1,365	6	10,274	133	7,675	323	21,203
Total retail loans	$12,574	$22,958	$4,034	$66,912	$49,291	$13,992	$261,244	$164,187	$595,192
Gross loans held for investment	$62,429	$194,583	$228,570	$397,551	$89,970	$81,123	$263,647	$209,326	$1,527,199

	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$564	$45,304	$58	$22,037	$8	$504	$-	$4,045	$72,520
Income producing CRE	17,239	2,296	164,845	77,491	9,926	29,328	1,151	19,282	321,558
Owner-occupied CRE	3,320	1,997	38,783	3,597	9,767	9,039	1,254	26,816	94,573
Senior housing	-	84,577	981	148,523	-	-	-	-	234,081
Commercial and industrial	3,281	24,302	38,945	27,426	28,920	17,856	19	877	141,626
Total commercial loans	$24,404	$158,476	$243,612	$279,074	$48,621	$56,727	$2,424	$51,020	$864,358
Retail loans
Marine vessels	$3,292	$-	$-	$-	$25,295	$737	$204,177	$30,156	$263,657
Residential mortgages	2,398	368	4,084	2,114	8,194	15,042	6,902	134,997	174,099
Cash value life insurance LOC	-	15,850	-	70,994	-	-	-	-	86,844
Other consumer	1,028	363	1,584	7	11,648	121	5,397	337	20,485
Total retail loans	$6,718	$16,581	$5,668	$73,115	$45,137	$15,900	$216,476	$165,490	$545,085
Gross loans held for investment	$31,122	$175,057	$249,280	$352,189	$93,758	$72,627	$218,900	$216,510	$1,409,443

The following is a discussion of the Company's segments and classes of LHFI:

Commercial Loans

As of June 30, 2025, our total commercial loans comprised of $932.0 million or 61.1%, of loans, compared to $864.4 million, or 61.3% of loans, as of December 31, 2024. Our total commercial loans balances increased by $67.6 million at June 30, 2025 compared to December 31, 2024.

Following below are our principal commercial loans portfolio categories:

Acquisition, Development, and Construction – ADC loans include both loans and credit lines for the purpose of purchasing, carrying, and developing land into residential subdivisions or various types of commercial developments, such as industrial, hospitality, warehouse, retail, office, and multi-family. This category also includes loans and credit lines for construction of residential developments, multi-family buildings, and commercial buildings. The Company generally engages in ADC lending primarily in local markets served by its branches, and through our homebuilder finance and government guaranteed lending lines of business. The Company recognizes that risks are inherent in the financing of commercial real estate development and construction. These risks include location, market conditions and price volatility, change in interest rates, demand for developed land, lots and buildings, desirability of features and styling of completed developments and buildings, competition from other developments and builders, traffic patterns, remote work patterns, governmental jurisdiction, tax structure, availability of utilities, roads, public transportation and schools, availability of permanent financing for homebuyers, zoning, environmental restrictions, lawsuits, economic and business cycle, labor, and reputation of the builder or developer.

Each ADC loan is underwritten to address: (i) the desirability of the project, its market viability and projected absorption period; (ii) the creditworthiness of the borrower and the guarantor as to liquidity, cash flow and assets available to ensure performance of the loan; (iii) equity contribution to the project; (iv) the developer’s experience and success with similar projects; and (v) the value of the collateral. ADC loans are inspected periodically to ensure that the project is on schedule and eligible for requested draws. Inspections may be performed by construction inspectors hired by the Company or by appropriate loan officers and are conducted periodically to monitor the progress of a particular project. These inspections may also include discussions with project managers and engineers. Rising interest rates and the potential for slowing economic conditions could negatively impact borrowers’ and guarantors’ ability to repay their debt which could make more of the Company’s loans collateral-dependent.

The following table presents the balance and associated percentage of each category in our ADC loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
ADC Loans by Type
Residential Builder	$61,210	60.9%	$57,597	79.4%
Other	24,674	24.5	12,682	17.5
Restaurant	2,043	2.0	1,393	1.9
Office	9,165	9.1	848	1.2
Multifamily	3,436	3.5	-	0.0
Total ADC loans	$100,528	100.0%	$72,520	100.0%

As of June 30, 2025, our ADC loans comprised of $100.5 million, or 6.6%, of loans, compared to $72.5 million, or 5.2% of loans, as of December 31, 2024. Our ADC loans balances increased $28.0 million or 38.6% since December 31, 2024 due to continued demand of the ADC loans in our markets.

Income Producing CRE – Income producing CRE loans include loans to finance income-producing commercial and multifamily properties. Lending in this category is generally limited to properties located in the Company’s market area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy, rental rates, and local market demand as well as the financial health of the borrower. The primary risk associated with loans secured with income producing property is the inability of that property to produce adequate cash flow to service the debt. High unemployment, significant increases to interest rates, generally weak economic conditions and/or an oversupply in the market may result in our customers having difficulty achieving adequate occupancy and/or rental rates. Payments on such loans are often dependent on successful operation or management of the properties. The Company's income producing CRE portfolio is diverse, with exposure spread across multiple real estate purposes.

The following table presents the balance and associated percentage of each category in our income producing CRE loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Income Producing CRE by Type
Hospitality	$144,371	38.8%	$114,591	35.6%
Retail	74,865	20.1	72,051	22.4
Office	63,788	17.1	59,464	18.5
Multifamily	31,741	8.5	31,649	9.8
Other	30,756	8.3	17,745	5.5
Industrial	16,858	4.5	14,652	4.6
Restaurant	8,093	2.2	11,406	3.6
Medical	1,670	0.5	-	0.0
Total income producing CRE loans	$372,142	100.0%	$321,558	100.0%

As of June 30, 2025, our income producing CRE loans comprised of $372.1 million, or 24.4%, of loans, compared to $321.6 million, or 22.8% of loans, as of December 31, 2024. The weighted average original or renewal loan-to-value ("LTV") of income producing CRE loans with an outstanding balance of greater than $500 thousand, which makes up 95.8% of the CRE balances June 30, 2025, was 61.7% and 63.0% as of June 30, 2025 and December 31, 2024, respectively. Our income producing CRE loans balances increased $50.6 million, or 15.7% since December 31, 2024 due to a steady demand in our markets coupled with fewer competitors actively pursuing income producing CRE loans and the reclassification of certain ADC loans to this category that completed construction during the period.

Owner-Occupied CRE – Owner-occupied CRE loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees, if applicable, are generally required for these loans. The Company recognizes that risk from economic cycles, pandemics, government regulation, supply chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel, or competitive situations may adversely affect the scheduled repayment of business loans.

The following table presents the balance and associated percentage of each category in our owner-occupied CRE loan portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Owner-occupied CRE by Type
Office	$39,839	43.7%	$43,546	46.0%
Restaurant	22,834	25.1	23,641	25.0
Other	12,475	13.7	12,158	12.9
Medical	6,920	7.6	8,464	9.0
Retail	3,985	4.4	3,136	3.3
Industrial	5,094	5.5	3,628	3.8
Total owner-occupied CRE loans	$91,147	100.0%	$94,573	100.0%

As of June 30, 2025, our owner-occupied CRE loans comprised of $91.1 million, or 6.0%, of loans, compared to $94.6 million, or 6.7% of loans, as of December 31, 2024. The weighted average original or renewal LTV of owner-occupied CRE loans with an outstanding balance of greater than $500 thousand, which makes up 72.7% of the balances at June 30, 2025, was 77.4% and 76.1% as of June 30, 2025 and December 31, 2024, respectively. Our owner-occupied CRE loans balances decreased $3.4 million or 3.6% since December 31, 2024 as competition remains fierce for this loan type.

Senior Housing – Senior housing loans support senior adults facilities, generally restricted for adults over the age of 55 years old. These types of loans include senior apartments, independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities. The Company recognizes that risk from high resident turnover, pandemics, government regulation, operator risk, increases in acuity, availability and cost of qualified staffing resources, technology risk, and other risks such as liability, insurance, reimbursement and regulatory changes may impact repayment of these loans. Underwriting focuses primarily on operator quality and business operations rather than income producing CRE property quality metrics.

As of June 30, 2025, our Senior housing loans comprised of $236.5 million or 15.5%, of loans, compared to $234.1 million, or 16.6% of loans as of December 31, 2024. The weighted average original or renewal LTV of Senior housing loans was 62.9% and 62.4% as of June 30, 2025 and December 31, 2024, respectively. Our Senior housing loans balances increased $2.4 million or 1.0% since December 31, 2024 as the Company continues monitoring its concentration of Senior housing loans.

Commercial and Industrial – C&I loans are loans and lines of credit to finance business operations, equipment and other non-real estate collateral primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal and/or corporate guarantees are generally obtained where available and prudent. The Company recognizes that risk from economic cycles, commodity prices, pandemics, government regulation, supply-chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel or competitive situations may adversely affect the scheduled repayment of business loans.

As of June 30, 2025, our C&I loans comprised of $131.7 million, or 8.6% of loans, compared to $141.6 million, or 10.0% of loans, as of December 31, 2024. Our C&I loans balances have decreased by $9.9 million or 7.0% since December 31, 2024 due to lower production.

Retail Loans

As of June 30, 2025, our total retail loans comprised of $595.2 million, or 38.9% of loans, compared to $545.1 million, or 38.7% of loans, as of December 31, 2024. Our total retail loans balances increased $50.1 million or 9.2% since December 31, 2024 due to a higher production and demand for our retail products, primarily marine vessels and residential mortgages loans.

Following below are our principal retail loans portfolio categories:

Residential Mortgages – Residential mortgages are first or second-lien loans secured by a primary residence or second home. This category includes permanent mortgage financing, construction loans to individual consumers, and home equity lines of credit. The loans are generally secured by properties located within the local market area of the Bank's retail footprint which originates and services the loan. These loans are underwritten in accordance with the Company’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value. In addition to loans originated through the Company’s branches, the Company originates and services residential mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. Significant and rapid declines in real estate values can result in residential mortgage loan borrowers having debt levels in excess of the current market value of the collateral.

As of June 30, 2025, our residential mortgage loans comprised of $185.5 million, or 12.1% of loans, compared to $174.1 million, or 12.4% of loans, as of December 31, 2024. Our residential mortgage loans balances increased $11.4 million or 6.6% since December 31, 2024 due to continued demand for our residential mortgage products.

During the six months ended June 30, 2025, we originated $40.5 million and sold $21.0 million in home mortgage loans. During the year ended December 31, 2024, we originated $86.0 million and sold $49.5 million in home mortgage loans.

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or another marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk from economic cycles, pandemics, government regulation, natural disasters, losses due to theft, or changes to customer's ability to meet the scheduled repayment of marine vessel.

As of June 30, 2025, our marine vessels loans comprised of $301.3 million or 19.7%, of loans, compared to $263.7 million, or 18.6% of loans, as of December 31, 2024. Our marine vessels loans balances increased $37.7 million or 14.3% since December 31, 2024 due to higher demand for our marine vessels loans product.

Cash Value Life Insurance Line of Credit – Cash value life insurance ("CVLI") encompasses multiple types of life insurance that contain a cash value account. This cash value component typically earns interest or other investment gains and grows tax deferred. CVLI loans are generally lines of credit secured by cash value life insurance of the debtor and can be originated for personal or business purposes. Upon the delinquency of the loan or lapse of an insurance policy premium payment, the Company pursues liquidation of the policy cash value in order to satisfy the loan.

As of June 30, 2025, our CVLI loans comprised of $87.1 million, or 5.7% of loans, compared to $86.8 million, or 6.2% of loans, as of December 31, 2024. Our CVLI loans balances increased modestly by $291 thousand or 0.3% since December 31, 2024 as higher interest rates have softened demand for the product.

As of June 30, 2025, our other consumer loans comprised of $21.2 million, or 1.4% of loans, compared to $20.5 million, or 1.5% of loans, as of December 31, 2024. Our other consumer loans balances increased $718 thousand or 3.5% since December 31, 2024 as higher interest rates have softened demand for the product.

Internally Assigned Grades on LHFI

The Company utilizes an internal loan classification system for the Commercial portfolio that is updated to perpetually grade loans according to certain credit quality indicators. These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and LTV ratio. The Company determines its risk rating classification of the Retail lending portfolio based on nonaccrual and delinquency status in accordance with the Uniform Retail Credit Classification guidance and industry norms. See Note 3 to the consolidated financial statements.

The following tables provides details of the Company’s loan and lease portfolio by segment, class, and internally assigned grade at June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$100,528	$-	$-	$100,528
Income producing CRE	371,255	-	887	372,142
Owner-occupied CRE	81,244	3,612	6,291	91,147
Senior housing	217,971	12,078	6,425	236,474
Commercial and industrial	124,979	2,199	4,538	131,716
Retail loans (1)
Marine vessels	301,327	-	-	301,327
Residential mortgages	185,162	-	365	185,527
Cash value life insurance LOC	87,135	-	-	87,135
Other consumer	21,203	-	-	21,203
Total	$1,490,804	$17,889	$18,506	$1,527,199

(1) Retail loans are not risk rated but are classified as performing or nonperforming. Performing loans are presented in the Pass category and nonperforming loans are in the Substandard category.

	As of December 31, 2024
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$72,520	$-	$-	$72,520
Income producing CRE	321,146	-	412	321,558
Owner-occupied CRE	87,906	-	6,667	94,573
Senior housing	190,084	25,025	18,972	234,081
Commercial and industrial	136,878	36	4,712	141,626
Retail loans (1)
Marine vessels	263,657	-	-	263,657
Residential mortgages	173,834	-	265	174,099
Cash value life insurance LOC	86,844	-	-	86,844
Other consumer	20,442	-	43	20,485
Total	$1,353,311	$25,061	$31,071	$1,409,443

(1) Retail loans are not risk rated but are classified as performing or nonperforming. Performing loans are presented in the Pass category and nonperforming loans are in the Substandard category.

Pass rated loans were 97.6% of total LHFI at June 30, 2025 as compared to 96.0% at December 31, 2024. Special mention rated loans were 1.2% of total LHFI at June 30, 2025 as compared to 1.8% at December 31, 2024. Substandard loans were 1.2% of total LHFI at June 30, 2025 as compared to 2.2% at December 31, 2024. The primary cause of the decrease in special mention and substandard loans during the comparative periods is a combination of payoffs, paydowns, and improved business performance within the Senior Housing loan portfolio.

Nonperforming Loans

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are placed on nonaccrual status when it becomes probable that interest is not fully collectable generally when the loan becomes 90 days past due. Once loans are placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and the accrual of interest income is suspended. Future payments received are applied to the principal balance of the loan. If and when borrowers demonstrate the sustained ability to repay such loans in accordance with the loan’s contractual terms, the loan may be returned to accrual status. Loans which become 90 days past due are reviewed for collectability of principal. Principal amounts deemed uncollectible are charged off against the provision for credit losses on loans, unless such loans are in the process of modification, collection through repossession, or foreclosure. Certain consumer loans are not placed on nonaccrual but are monitored and charged-off at 120 days past due.

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold and is recorded at the lower of cost or fair value, minus estimated costs to sell. Subsequent to foreclosure, losses resulting from the periodic revaluation of the property are charged to loss on OREO, net and a new carrying value is established. Any gains or losses realized at the time of disposal or subsequent write-downs are reflected in the Consolidated Statements of Operations. Expenses to maintain such assets are included in net cost of operation of OREO.

Nonperforming loans include loans 90 days or more past due and still accruing and loans accounted for on a nonaccrual basis. Nonperforming assets consist of nonperforming loans in addition to OREO.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans (1)	$14,611	$14,957
Past due loans 90 days and still accruing	93	49
Total nonperforming loans	14,704	15,006
Other real estate owned	-	864
Total nonperforming assets	$14,704	$15,870
Nonperforming loans to gross LHFI	0.96%	1.06%
Nonperforming assets to total assets	0.66%	0.76%
Allowance for credit losses to total LHFI	1.15%	1.21%

(1) Nonaccrual loans include balances of approximately $4.6 million and $4.8 million that are covered by government guarantees at June 30, 2025 and December 31, 2024, respectively.

Nonperforming loans were $14.7 million and $15.0 million at June 30, 2025 and December 31, 2024, respectively. The decrease in nonperforming loans from December 31, 2024 to June 30, 2025 was primarily due to the sale of other real estate owned and payments collected on nonaccrual loans during the period.

The following table sets forth the major classifications of nonaccrual loans as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial loans
Income producing CRE	$412	$412
Owner-occupied CRE	3,247	3,425
Senior housing	6,425	6,570
Commercial and industrial	4,162	4,285
Retail loans
Residential mortgages	365	265
Total nonaccrual loans	$14,611	$14,957

Allowance for Credit Losses on Loans

The ACL on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL represents management's best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and the impact of prepayment expectations. ACL is not required for LHFS and is only recorded for LHFI.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. It is the Company's policy to write off uncollectible interest receivable of LHFI when it is considered uncollectible, which is generally when an asset is placed on nonaccrual and exclude it from the ACL.

Expected credit losses are reflected in the ACL through a charge to Provision for credit losses. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Loans are charged off against the ACL when management believes the collection of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the ACL when received. See Note 1 of our consolidated financial statements as of December 31, 2024 for additional information regarding ACL policy.

It is management's policy to maintain the ACL at a level adequate for risks inherent in the loan portfolio. The Federal Reserve Bank and South Carolina Board of Financial Institutions also review the ACL as an integral part of their examination process. Based on the information currently available, management believes that our ACL is adequate. However, the loan portfolio can be adversely affected if economic conditions or the real estate market in our market areas were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The allowance for credit losses on loans was $17.5 million at June 30, 2025 compared to $17.1 million at December 31, 2024, an increase of $379 thousand, or 2.2% primarily attributed to increased production of LHFI, changes in economic factors, and current period net charge-offs, offset by other changes in loss rates and a decrease in reserves on individually analyzed loans.

Analysis of the Allowance for Credit Losses on Loans. The following table provides an analysis of the ACL on loans and net charge-offs for the periods presented:

	As of	As of
(dollars in thousands)	June 30, 2025	December 31, 2024
Allowance for credit losses on loans at end of period (1)	$17,497	$17,118
Loans balances:
Total loans held for investment, end of period	$1,527,199	$1,409,443
Average loans held for investment	$1,467,523	$1,418,022
Net charge-offs to average LHFI	0.03%	0.01%
Allowance for credit losses on loans to total LHFI (1)	1.15%	1.21%
Nonaccrual loans as a percentage of end of period loans	0.96%	1.06%
Allowance for credit losses on loans to nonaccrual loans at end of period (1)	119.75%	114.45%
Allowance for credit losses on loans to total nonperforming loans at end of period (1)	118.99%	114.07%

(1) Excludes allowance for credit losses for unfunded loans commitments.

At June 30, 2025, the ACL on loans totaled $17.5 million, or 1.15% of loans, compared to $17.1 million, or 1.21% of loans, at December 31, 2024. The decrease in the ACL on loans as a percentage of loans compared to December 31, 2024 was primarily attributed to changes in loan volume and mix and changes in economic factors offset by other changes in loss rates and a decrease in reserves on individually analyzed loans.

For the six months ended June 30, 2025, our net charge-off ratio as a percentage of average loans, as annualized, was 0.03%, compared to 0.01% for the year ended December 31, 2024. Originating and maintaining high quality loans is a top priority for the management.

As of June 30, 2025, our ratio of nonperforming assets to total assets was 0.66%, compared to 0.76% as of December 31, 2024. The decrease was due to the sale of other real estate owned and payments collected on nonaccrual loans during the period.

The following table allocates the allowance for credit losses on loans by loan category for the periods presented:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Loans in each category to total loans	Amount	% of Loans in each category to total loans
Commercial loans
Acquisition, development, and construction	$1,243	6.6%	$1,188	5.2%
Income producing CRE	7,082	24.4	5,867	22.8
Owner-occupied CRE	762	6.0	543	6.7
Senior housing	3,625	15.5	4,576	16.6
Commercial and industrial	831	8.6	751	10.0
Total commercial loans	$13,543	61.1%	$12,925	61.3%
Retail loans
Marine vessels	2,141	19.7	2,015	18.6
Residential mortgages	1,376	12.1	1,688	12.4
Cash value life insurance LOC	82	5.7	88	6.2
Other consumer	355	1.4	402	1.5
Total retail loans	$3,954	38.9%	$4,193	38.7%
Total allowance for credit losses on loans	$17,497	100.0%	$17,118	100.0%

Allowance for Credit Losses for Unfunded Commitments

The Company records an ACL for unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s Consolidated Statements of Operations. The ACL for unfunded commitment exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The ACL for unfunded commitments is included in Other liabilities on the Company’s Consolidated Balance Sheets.

As of June 30, 2025, the ACL for unfunded commitments was $3.5 million compared to $2.7 million at December 31, 2024. The increase in the ACL for unfunded commitments was primarily due to production of new loan commitments.

Net Charge-offs

The following table summarizes net charge-offs to average loans for each of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
(dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans (1)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans
Commercial loans
Acquisition, development, and construction	$81,017	$-	0.00%	$110,569	$-	0.00%
Income producing CRE	343,650	-	0.00%	260,325	-	0.00%
Owner-occupied CRE	86,112	-	0.00%	97,900	(53)	(0.05%)
Senior housing	238,104	-	0.00%	243,235	-	0.00%
Commercial and industrial	155,197	20	0.03%	144,395	82	0.06%
Retail loans
Marine vessels	280,610	-	0.00%	275,236	36	0.01%
Residential mortgages	176,797	(5)	(0.01%)	170,354	(15)	(0.01%)
Cash value life insurance LOC	85,320	-	0.00%	94,428	47	0.05%
Other consumer	20,716	208	2.02%	21,580	(1)	0.00%
	$1,467,523	$223	0.03%	$1,418,022	$96	0.01%

(1) Represents annualized June 30, 2025 data.

Net charge-offs were $223 thousand and $96 thousand as of June 30, 2025 and December 31, 2024, respectively.

Deposits

Deposits represent our Bank’s primary source of funds. We gather deposits primarily through our branch locations and targeting new deposits relationships by our bankers. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts, and certificate of deposits. We put continued effort into gathering noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and expansion into new markets. As the Company wins new loan customers and targets new deposit relationships with competitive rates on interest bearing accounts, our bankers are focused on ensuring that we win the entire relationship, including operating accounts, so that we can preserve our attractive mix of deposits.

Total deposits increased $133.5 million, or 7.3%, to $1.97 billion at June 30, 2025 compared to $1.83 billion at December 31, 2024. As of June 30, 2025, 15.9% of total deposits were comprised of noninterest-bearing deposits accounts and 84.1% of interest-bearing deposit accounts compared to 16.5% and 83.5% as of December 31, 2024, respectively. These increases were due to a continued result of pursuing and winning new relationships as well as maintaining our existing relationships.

At June 30, 2025, we had total brokered deposits of $307.9 million, or 15.6% of total deposits, compared to $275.3 million, or 15.0% of total deposits, at December 31, 2024. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank of Atlanta.

At June 30, 2025, our uninsured deposits were $713.7 million, or 36.3% of total deposits, compared to $667.4 million, or 36.4% of total deposits, at December 31, 2024.

The following table summarizes our average deposit balances and weighted average rates as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
(dollars in thousands)	Average Balance	Weighted Average Rate(1)	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$299,895	− %	$323,949	− %
Interest-bearing demand deposits	197,485	0.71	179,495	0.45
Money market deposits	577,557	3.15	598,621	3.73
Savings deposits	35,203	0.50	38,074	0.50
Certificates of deposits	786,554	4.17	651,974	4.62
Total interest-bearing deposits	$1,596,799	3.29%	$1,468,164	3.64%
Total deposits	$1,896,694	2.77%	$1,792,113	2.98%

(1) Annualized weighted average rate for June 30, 2025.

The following tables set forth the maturity of time deposits as of June 30, 2025:

	As of June 30, 2025
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits ($250,000 or less)	$262,053	$214,400	$98,784	$69,733	$644,970
Time deposits (more than $250,000)	60,457	82,936	27,047	960	171,400
Total time deposits	$322,510	$297,336	$125,831	$70,693	$816,370

Commercial Mortgage Servicing Rights

As of June 30, 2025 and December 31, 2024, we serviced $114.6 million and $120.4 million, respectively, of SBA and United States Department of Agriculture loans for others. The size of this loan servicing portfolio has grown over the last few years as we consistently originated and sold portions of these loans that we originate while retaining loan servicing rights. Activity for commercial mortgage servicing rights was as follows:

	As of June 30,	As of December 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$1,237	$1,125
Additions	95	426
Disposals	-	-
Other changes(1)	(210)	(314)
Balance, end of period	$1,122	$1,237

(1) Comprised of amortization.

Our commercial mortgage servicing rights are included in intangible assets on our consolidated balance sheets and are reported net of amortization and impairment, if any.

Other Borrowings

The Company utilizes FHLBA advances as a supplementary funding source to finance our operations. These FHLBA advances are collateralized by securities owned by the Company and held in safekeeping by the FHLBA, FHLBA stock owned by the Company, and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans.

At June 30, 2025 and December 31, 2024, we had a maximum borrowing capacity from the FHLBA of $177.0 million and $162.8 million, respectively. We had no FHLBA advances outstanding as of June 30, 2025, and $15.0 million of FHLBA advances outstanding as of December 31, 2024.

The Company had no line of credit outstanding as of June 30, 2025, and a $12.0 million line of credit outstanding, net of debt costs, as of December 31, 2024 with a maximum commitment availability of $24.0 million at June 30, 2025 and December 31, 2024.

As of June 30, 2025 and December 31, 2024, the Company had $14.8 million and $14.7 million, respectively, of subordinated debt, net of debt costs outstanding.

Investment Portfolio

The securities portfolio is the second largest component of our interest earning assets. The portfolio serves the following purposes: (i) to optimize the Bank’s income consistent with the investment portfolio’s liquidity and risk objectives; (ii) to balance market and credit risks of other assets and the Bank’s liability structure; (iii) to profitably deploy funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes; and (iv) provide collateral which the Bank is required to pledge against public funds.

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Investment securities not classified as either held-to-maturity or trading are classified as available-for-sale. All of the securities in our investment portfolio were classified as available-for-sale as of June 30, 2025 and December 31, 2024. Investment securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of AOCI in the Consolidated Statements of Comprehensive Income. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

Securities available-for-sale consist primarily of U.S. Treasuries, municipal obligations, mortgage-backed securities, asset-backed securities, and corporate debt securities. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of June 30, 2025 and December 31, 2024, except Federal Home Loan Mortgage Corp ("FHLMC"), Federal National Mortgage Association ("FNMA') and Government National Mortgage Association ("Ginnie Mae") within those periods.

The following table summarizes the fair value of the available-for-sale securities portfolio as of June 30, 2025 and December 31, 2024:

	As of June 30,			As of December 31,
	2025			2024
(dollars in thousands)	Amortized Cost	Fair Value	Unrealized Gain (loss)	Amortized Cost	Fair Value	Unrealized Gain (loss)
U.S. Treasuries	$5,993	$5,744	$(249)	$5,990	$5,612	$(378)
Municipal obligations	62,163	53,888	(8,275)	61,401	53,071	(8,330)
Mortgage-backed securities	191,256	179,944	(11,312)	181,242	166,092	(15,150)
Asset-backed securities	33,608	33,644	36	46,775	46,940	165
Corporate debt securities	59,330	58,540	(790)	64,264	63,552	(712)
Total available for sale securities	$352,350	$331,760	$(20,590)	$359,672	$335,267	$(24,405)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2025, we evaluated securities available-for-sale which had an unrealized loss to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, considering the expected life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security within the applicable maturity range. The yield on non-taxable investments was not adjusted for tax equivalency.

	As of June 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasuries	$-	-%	$5,993	1.03%	$-	-%	$-	-%
Municipal obligations	-	-	8,323	1.90	24,018	2.14	29,822	2.36
Mortgage-backed securities	-	-	32,573	3.32	13,159	4.01	145,524	3.51
Asset-backed securities	-	-	-	-	17,298	5.61	16,310	5.73
Corporate debt securities	2,500	10.00	17,008	7.54	36,781	5.50	3,041	5.58
Total available for sale securities	$2,500	10.00%	$63,897	3.99%	$91,256	4.43%	$194,697	3.55%

We utilize interest rate swaps agreements for some of our securities available-for-sale as part of our asset-liability management strategy to help mitigate its interest rate risk. As of June 30, 2025 and December 31, 2024, the carrying amount of our hedged securities available for sale related to cumulative basis adjustment for the fair value hedges was $23.5 million and $22.6 million, respectively.

Liquidity

The term liquidity refers to the measure of our ability to meet cash flow requirements of our depositors and borrowers, while at the same time meeting our operational, capital, and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities in order to meet the return on investment objectives of our shareholders.

The Bank’s Asset and Liability Committee, as well as the Credit and Risk Committee of the Board of Directors are the primary groups responsible for monitoring the Bank’s liquidity position. We have identified various liquidity metrics and ratios, including the volatile funds ratio, non-core funding dependency ratio and loan to deposit ratio that these committees use to monitor the Bank’s liquidity position. Further, these groups are also responsible for reviewing and monitoring the stress testing of the Bank's overall liquidity under multiple liquidity stress scenarios. As of June 30, 2025 the Bank was in compliance with all internal policies and guidelines.

Our liquidity position is supported by management of our liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities.

Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLBA advances, and the Federal Reserve discount window.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and new customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of June 30, 2025 and December 31, 2024, we had $69.5 million of unsecured federal funds lines with no amounts advanced.

As of June 30, 2025 and December 31, 2024, we had access to the Federal Reserve’s discount window in the amount of $29.4 million and $30.4 million, respectively. There were no borrowings outstanding as of June 30, 2025 and December 31, 2024 for the Federal Reserve’s discount window. We had pledged investment securities at June 30, 2025 and December 31, 2024 totaling $8.8 million and $8.5 million, respectively, as collateral for federal funds purchased. In addition, we also had pledged investment securities at June 30, 2025 and December 31, 2024, totaling $31.0 million and $32.1 million, respectively, as collateral at the Federal Reserve Bank.

At June 30, 2025, we had no outstanding advances from the FHLBA. At December 31, 2024, we had $15.0 million of outstanding advances from the FHLBA. Based on the values of collateral pledged, we had $169.0 million and $141.8 million as of June 30, 2025 and December 31, 2024, respectively, of additional borrowing availability with the FHLBA. We had no pledged investment securities at June 30, 2025 or December 31, 2024 pledged as collateral for the FHLBA advances. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the Federal Banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios. These include a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the Tier 1 leverage ratio. The leverage capital ratio is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items require the Bank to maintain:

(i) a minimum leverage ratio of Tier 1 capital to average total assets, after certain adjustments, of 4.0%,

(ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%,

(iii) a minimum ratio of total-capital to risk-weighted assets of 8.0% and,

(iv) a minimum ratio of CET1 to risk-weighted assets of 4.5%.

In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), comprised of CET1, which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction. The capital conservation buffer in effect as of June 30, 2025 and December 31, 2024 was 4.04% and 4.97%, respectively.

Prompt Corrective Action — The Federal Banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose:

(i) well-capitalized;

(ii) adequately capitalized;

(iii) undercapitalized;

(iv) significantly undercapitalized; and

(v) critically undercapitalized.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•
6.5% CET1 to risk-weighted assets;
•
8.0% Tier 1 capital to risk-weighted assets;
•
10.0% Total capital to risk-weighted assets; and
•
5.0% Tier 1 leverage ratio.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2025 and December 31, 2024. Because the Company is a small bank holding company under the guidelines of the Federal Reserve and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of the dates reflected per the table below.

There have been no conditions or events since June 30, 2025 that management believes would change this classification.

The following table summarizes the capital amounts and ratios of CSB and the regulatory minimum requirements at June 30, 2025 and December 31, 2024:

	Ratio at June 30,	Ratio at December 31,	Regulatory Capital Ratio	Regulatory Capital Ratio Requirements including Capital Conservation	Minimum Requirements for "Well Capitalized" Depository
	2025	2024	Requirements	Buffer	Institution
Coastal States Bank
Total capital (to risk-weighted assets)	12.04%	12.97%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)	11.09%	12.07%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)	11.09%	12.07%	4.50%	7.00%	6.50%
Tier 1 leverage	10.22%	10.64%	4.00%	4.00%	5.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at June 30, 2025 and December 31, 2024:

	Payments Due at June 30, 2025
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,151,931	$-	$-	$-	$1,151,931
Time deposits	745,677	70,570	123	-	816,370
Other borrowings (1)	-	-	-	15,000	15,000
Operating lease liabilities	896	1,595	1,486	1,346	5,323
Total contractual obligations	$1,898,504	$72,165	$1,609	$16,346	$1,988,624

(1) $15 million due after five years represents gross subordinated debt outstanding.

	Payments Due at December 31, 2024
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,075,601	$-	$-	$-	$1,075,601
Time deposits	754,997	3,850	354	-	759,201
Other borrowings (1)	27,000	-	-	15,000	42,000
Operating lease liabilities	987	1,642	1,380	1,302	5,311
Total contractual obligations	$1,858,585	$5,492	$1,734	$16,302	$1,882,113

(1) $27 million due within one year includes a gross revolving commercial line of credit of $12 million and an FHLB of Atlanta advance of $15 million outstanding; $15 million due after five years represents gross subordinated debt outstanding.

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the instrument is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company uses the same credit policies in making commitments to extend credit as it does for on-balance-sheet instruments.

Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. Collateral held for commitments to extend credit and letters of credit varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

See Note 4 of our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

Non-GAAP Financial Measure Reconciliations

The measures entitled return on average tangible book value per share, adjusted nonperforming assets to total assets, adjusted net income, adjusted basic earnings per share, adjusted diluted earnings per share, pre-tax, pre-provision net revenue, adjusted return on average assets, adjusted return on average equity, efficiency ratio, as adjusted, return on average tangible common equity, adjusted return on average tangible common equity, adjusted noninterest income to total revenue, and tangible common equity to tangible assets are not measures recognized under accounting principles generally accepted in the United States of America (“GAAP”) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are return on book value per share, total nonperforming assets to total assets, net income, basic earnings per share, diluted earnings per share, net income, return on average assets, return on average equity, the efficiency ratio, return on average equity, noninterest income to total revenue, total common equity to total assets, respectively.

Management believes that that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view the Company’s performance using the same tools that management uses to evaluate the Company’s past performance and prospects for future performance. While management believes that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures should be considered as additional views of the way the Company’s financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies.

The following table reconciles, as of the dates set forth below, shareholders’ equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates our tangible book value per share.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Tangible Common Equity:
Total shareholders' equity	$209,365	$202,104	$195,232	$193,303	$180,168	$209,365	$180,168
Less: Goodwill and intangibles	(6,190)	(6,199)	(6,386)	(6,451)	(6,276)	(6,190)	(6,276)
Adjusted for: Mortgage servicing rights	1,122	1,093	1,237	1,258	1,037	1,122	1,037
Tangible Common Equity	$204,297	$196,998	$190,083	$188,110	$174,929	$204,297	$174,929
Common share outstanding	10,278,921	$10,274,271	10,270,146	10,250,446	10,250,446	10,278,921	10,250,446
Book value per common share	20.37	19.67	19.01	18.86	17.58	20.37	17.58
Tangible book value per common share	19.88	19.17	18.51	18.35	17.07	19.88	17.07
Tangible assets:
Total assets	$2,221,245	$2,190,391	$2,098,712	$2,129,346	$2,115,547	$2,221,245	$2,115,547
Less: goodwill and intangibles	(6,190)	(6,199)	(6,386)	(6,451)	(6,276)	(6,190)	(6,276)
Adjusted for: Mortgage servicing rights	1,122	1,093	1,237	1,258	1,037	1,122	1,037
Tangible assets	$2,216,177	$2,185,285	$2,093,563	$2,124,153	$2,110,308	$2,216,177	$2,110,308
Tangible common equity to tangible assets	9.22%	9.01%	9.08%	8.86%	8.29%	9.22%	8.29%

The efficiency ratio, as adjusted, is a non-GAAP measure of expense control relative to adjusted revenue. We calculate the efficiency ratio, adjusted, by dividing total noninterest expenses, as determined under GAAP but excluding merger related expenses, by the sum of total net interest income and total noninterest income, each as determined under GAAP, but excluding net gains or losses on the sale of securities and other nonrecurring income sources, if applicable, from this calculation, which we refer to below as adjusted revenue. We believe that this provides one reasonable measure of core expenses relative to core revenue.

For the noninterest income to total revenue ratio, we calculate revenue as net interest income plus noninterest income but excluding net gains or losses on the sale of securities and other nonrecurring income sources, if applicable, from this calculation, which we refer to below as adjusted revenue. We believe that this provides one reasonable measure of core noninterest income relative to core total revenue.

The following table reconciles our efficiency ratio, as adjusted, and noninterest income to total revenue ratio for the periods set forth below.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
GAAP-based efficiency ratio	60.85%	61.26%	56.70%	54.35%	58.24%	61.05%	65.98%
Net interest income	$18,078	$16,759	$16,271	$16,966	$16,700	$34,837	$32,085
Noninterest income (loss)	1,795	1,881	1,958	2,961	1,589	3,676	(405)
Adjusted for:
Loss on sale of AFS securities (1)	-	-	-	-	-	-	3,465
Adjusted revenue	$19,873	$18,640	$18,229	$19,927	$18,289	$38,513	$35,145
Total noninterest expense	12,092	11,419	10,335	10,830	10,652	23,511	20,903
Less: Merger expenses	-	-	-	-	-	-	-
Adjusted noninterest expense	$12,092	$11,419	$10,335	$10,830	$10,652	$23,511	$20,903
Efficiency ratio, as adjusted	60.85%	61.26%	56.70%	54.35%	58.24%	61.05%	59.48%
Noninterest income to total revenue	9.03%	10.09%	10.74%	14.86%	8.69%	9.54%	-1.28%
Adjusted noninterest income to total adjusted revenue	9.03%	10.09%	10.74%	14.86%	8.69%	9.54%	8.71%

(1) For the six months ended June 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

Management will often make adjustments to our results of operations when completing analysis of our operations in order to exclude certain items that we do not consider to be indicative of our core banking operations. For the tables below, net income is adjusted to remove merger related expenses as well as gains or losses on sales of securities and other nonrecurring income sources, if applicable. While we acknowledge that these items are likely to recur in future periods, they are not considered to be indicative of our core banking operations, and therefore, management often excludes them from our analysis of our return on average assets and our return on average equity to better understand our core operating performance.

The following table reconciles our adjusted net income, adjusted basic earnings per share, and adjusted diluted earnings per share, as adjusted, for the periods set forth below.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Average common shares outstanding - basic	10,277,721	10,273,125	10,250,446	10,250,446	10,247,201	10,275,436	10,145,576
Basic earnings per share	$0.58	$0.49	$0.56	$0.77	$0.58	$1.07	$0.82
Average common shares outstanding - diluted	10,612,255	10,642,078	10,596,364	10,544,087	10,445,144	10,636,997	10,344,815
Diluted earnings per share	$0.56	$0.47	$0.54	$0.75	$0.56	$1.04	$0.80
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Adjusted for:
Loss on sale of AFS securities, net of tax (1)	-	-	-	-	-	-	2,654
Adjusted net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$10,970
Adjusted basic earnings per share	$0.58	$0.49	$0.56	$0.77	$0.57	$1.07	$1.08
Adjusted diluted earnings per share	$0.57	$0.47	$0.54	$0.75	$0.56	$1.04	$1.06

(1) For the six months ended June 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles our adjusted net income and return on average assets, as adjusted, for the periods set forth below.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Average assets	2,196,716	2,111,196	2,117,357	2,130,485	2,065,502	2,155,077	2,050,183
Return on average assets (1)	1.09%	0.97%	1.07%	1.47%	1.15%	1.03%	0.82%
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Adjusted for:
Loss on sale of AFS securities, net of tax (2)	-	-	-	-	-	-	2,654
Adjusted net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$10,970
Average assets	$2,196,716	$2,111,196	$2,117,357	$2,130,485	$2,065,502	$2,155,077	$2,050,183
Adjusted return on average assets (1)	1.09%	0.97%	1.07%	1.47%	1.15%	1.03%	1.08%

(1) Represents annualized data.

(2) For the six months ended June 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles our adjusted net income and return on average equity, as adjusted, for the periods set forth below.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Average shareholders' equity	205,837	199,763	194,724	185,434	175,131	202,817	171,073
Return on average shareholders' equity (1)	11.62%	10.25%	11.65%	16.91%	13.52%	10.95%	9.78%
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Adjusted for:
Loss on sale of AFS securities, net of tax (2)	-	-	-	-	-	-	2,654
Adjusted net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$10,970
Average shareholders' equity	$205,837	$199,763	$194,724	$185,434	$175,131	$202,817	$171,073
Adjusted return on average shareholders' equity (1)	11.62%	10.25%	11.65%	16.91%	13.52%	10.95%	12.90%

(1) Represents annualized data.

(2) For the six months ended June 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles, as of the dates set forth below, the calculation of the return on average equity (on a GAAP basis) to the calculation of the return on average tangible equity and the calculation of the adjusted return on average tangible equity.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Average shareholders' equity	205,837	199,763	194,724	185,434	175,131	202,817	171,073
Return on average shareholders' equity	11.62	10.25%	11.65%	16.91%	13.52%	10.95%	9.78%
Average Tangible Common Equity:
Average shareholders' equity	$205,837	$199,763	$194,724	$185,434	$175,131	$202,817	$171,073
Less: Average goodwill and intangibles	(6,168)	(6,328)	(6,432)	(6,257)	(6,355)	(6,248)	(6,400)
Adjusted for: Average mortgage servicing rights	1,082	1,198	1,263	1,041	1,094	1,140	1,114
Average tangible common equity	$200,751	$194,633	$189,555	$180,218	$169,870	$197,709	$165,787
Return on average tangible common (1) shareholders' equity	11.92%	10.52%	11.97%	17.40%	13.94%	11.23%	10.09%
Net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Adjusted for:
Loss on sale of AFS securities, net of tax (2)	-	-	-	-	-	-	2,654
Adjusted net income	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$10,970
Average tangible common equity	$200,751	$194,633	$189,555	$180,218	$169,870	$197,709	$165,787
Adjusted return on average tangible common equity (1)	11.92%	10.52%	11.97%	17.40%	13.94%	11.23%	13.31%

(1) Represents annualized data.

(2) For the six months ended June 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles, as of the dates set forth below, the calculation of the nonperforming assets to total assets ratio (on a GAAP basis) and the calculation of the adjusted nonperforming assets to total assets ratio. Adjusted nonperforming assets to total assets ratio is calculated by adjusting for the guaranteed portions of nonaccrual loans from the total nonperforming assets.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Total nonperforming assets	$14,704	$15,370	$15,870	$9,321	$8,786	$14,704	$8,786
Total assets	2,221,245	2,190,391	2,098,712	2,129,346	2,115,547	2,221,245	2,115,547
GAAP-based nonperforming assets to total assets	0.66%	0.70%	0.76%	0.44%	0.42%	0.66%	0.42%
Total nonperforming assets	$14,704	$15,370	$15,870	$9,321	$8,786	$14,704	$8,786
Adjusted for:
Guaranteed portions of nonaccrual loans	4,583	4,692	4,811	4,916	4,910	4,583	4,910
Adjusted total nonperforming assets	$10,121	$10,678	$11,059	$4,405	$3,876	$10,121	$3,876
Total assets	$2,221,245	$2,190,391	$2,098,712	$2,129,346	$2,115,547	$2,221,245	$2,115,547
Adjusted nonperforming assets to total assets	0.46%	0.49%	0.53%	0.21%	0.18%	0.46%	0.18%

The following table reconciles net income (on a GAAP basis), as of the dates set forth below, to the calculation of the pre-tax, pre-provision net revenue ("PPNR"). PPNR is calculated by adjusting for the income tax expense and the provision for credit losses to the net income.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2025	2025	2024	2024	2024	2025	2024
Net income (GAAP-based)	$5,965	$5,050	$5,704	$7,884	$5,887	$11,015	$8,316
Plus:
Income tax expense	1,064	1,542	950	2,236	1,577	2,606	2,125
Provision (recovery) for credit losses	752	629	1,240	(1,023)	173	1,381	336
Pre-tax, pre-provision net revenue	$7,781	$7,221	$7,894	$9,097	$7,637	$15,002	$10,777

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk inherent in the normal course of lending and deposit-taking activities. We are also exposed to market risk in our investing activities.

Interest Rate Risk Management

Net interest income is our most significant component of earnings and we consider interest rate risk to be our most significant market risk. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and which can negatively impact net interest income.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect the average duration of our loan portfolio, investment securities and other interest-earning assets.

Our goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may impact our earnings adversely because the interest rates of the underlying assets and liabilities do not change at the same speed, to the same extent or on the same basis.

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon multiple assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. The ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared, in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios which are compared to the base scenario. Other scenarios analyzed may include ramped rate shocks, delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12-month time frame, longer time horizons are also modeled.

Our policy is based on the 12-month impact on net interest revenue of interest rate shocks. Our shock scenario assumes rates immediately change the full amount at the scenario onset. The following table presents our interest sensitivity position at June 30, 2025 and December 31, 2024:

	Net Interest Income Sensitivity
	12 Month Projection
(Shock in basis points)	-200	-100	+100	+200
June 30, 2025	(6.79)%	(4.00)%	4.31%	7.39%
December 31, 2024	(5.32)%	(2.88)%	4.10%	7.28%

There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2024. From a net interest income perspective, the Company generally has an asset sensitive rate position. With the current inverted interest rate yield curve, modeling of net interest income in changing rate environments presents particular challenges. A flat or inverted interest rate yield curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.

Economic Value of Equity

We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the yield curve increases or decreases instantaneously, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the yield curve at June 30, 2025 and December 31, 2024:

	Economic Value of Equity Sensitivity
(Shock in basis points)	-200	-100	+100	+200
June 30, 2025	(3.78)%	(1.26)%	1.23%	(0.14)%
December 31, 2024	(3.51)%	(1.13)%	(0.19)%	(2.22)%

As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. The current interest rate path is less certain for 2025, and further rate decreases are contingent upon improving inflationary conditions. Further changes to interest rates and monetary policy are dependent upon the Federal Reserve's assessment of economic data as it becomes available. We would expect net interest income to decline somewhat in a decreasing interest rate environment and to increase in an increasing interest rate environment, as our model reflects that interest-earning assets reprice faster than interest-bearing deposits which is attributable to assumed deposit betas and repricing lags as there is continued strong market competition for core deposits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section entitled “Risk Factors” in the Registration Statement. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There are no material changes during the period covered by this report to the risk factors previously disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Sales of Equity Securities

Not applicable.

(b) Use of Proceeds

On July 3, 2025 we completed our IPO of 2,035,000 shares of our common stock at an IPO price of $21.50 per share, with 1,700,000 shares sold by us and 335,000 shares sold by selling shareholders. On July 30, 2025, the underwriters purchased an additional 300,000 shares from the selling shareholders, exercising their option to purchase up to 305,250 shares from the selling shareholders within 30 days following the offering. We received proceeds of $34.0 million, net of underwriting discounts and commissions of approximately $2.5 million. We expect the estimated offering expenses payable by us to be approximately $1.9 million. Piper Sandler & Co. acted as bookrunner for the IPO, and Stephens Inc. acted as lead manager for the offering. None of the expenses associated with the IPO were paid to directors, officers, affiliates, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates.

All of the shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-287854), which was declared effective by the SEC on July 1, 2025. There has been no material change in the planned use of proceeds from our IPO from those disclosed in our final prospectus dated July 1, 2025 and filed with the SEC pursuant to Rule 424(b)(4) on July 2, 2025.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025..

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to CoastalSouth Bancshares, Inc. on Form S-1 filed with the SEC on June 6, 2025)
3.2	Third Amended and Restated ByLaws (incorporated by reference to Exhibit 3.2 to CoastalSouth Bancshares, Inc. on Form S-1 filed with the SEC on June 6, 2025)
10.1	CoastalSouth Bancshares, Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to CoastalSouth Bancshares, Inc. on Form S-1 filed with the SEC on June 6, 2025)
10.2

Form of Restricted Unit Grant under the CoastalSouth Bancshares, Inc. 2025 Incentive Plan (incorporated by reference to Exhibit 10.8 to CoastalSouth Bancshares, Inc. on Form S-1 filed with the SEC on June 6, 2025)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoastalSouth Bancshares, Inc.

Date: August 11, 2025	By:	/s/ Stephen R. Stone
Stephen R. Stone
President and Chief Executive Officer

Date: August 11, 2025	By:	/s/ Anthony P. Valduga
Anthony P. Valduga
Chief Financial Officer & Chief Operating Officer