Form 10-Q
period 2025-09-30
CoastalSouth Bancshares, Inc.
filed 2025-11-07
CIK 1297107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 11,978,921 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Cash and cash equivalents
Cash and due from banks	$11,145	$8,391
Interest-bearing accounts with other banks	8,943	28,929
Federal funds sold	6,191	30,641
Total cash and cash equivalents	26,279	67,961
Investments
Securities available-for-sale, at fair value	334,955	335,267
Non-marketable equity securities	8,035	7,483
Total investments	342,990	342,750
Loans held for sale	231,593	174,033
Loans held for investment	1,552,976	1,409,443
Allowance for credit losses on loans	(18,028)	(17,118)
Loans held for investment, net	1,534,948	1,392,325
Bank-owned life insurance	47,833	46,484
Premises, furniture and equipment, net	18,186	17,796
Deferred tax asset	16,262	18,148
Goodwill	4,708	4,708
Intangible assets	1,478	1,678
Other assets	31,112	32,829
Total assets	$2,255,389	$2,098,712
Liabilities
Deposits
Non-interest bearing transaction accounts	$313,604	$302,907
Interest-bearing transaction accounts	198,753	181,068
Savings and money market	634,826	591,626
Time deposits	802,489	759,201
Total deposits	1,949,672	1,834,802
Other borrowings	25,000	41,725
Other liabilities	30,279	26,953
Total liabilities	2,004,951	1,903,480
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Voting common stock, $1.00 par value, 50,000,000 shares authorized, 10,448,892 and 8,098,117 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	10,449	8,098
Non-voting common stock, $1.00 par value, 10,000,000 shares authorized, 1,530,029 and 2,172,029 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,530	2,172
Capital surplus	189,654	158,755
Retained earnings	59,750	41,994
Accumulated other comprehensive loss	(10,945)	(15,787)
Total shareholders' equity	250,438	195,232
Total liabilities and shareholders' equity	$2,255,389	$2,098,712

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income
Loans, including fees
Loans held for investment	$24,598	$24,214	$70,718	$70,899
Loans held for sale	3,422	2,993	9,537	6,868
Investments
Taxable	3,907	3,969	11,176	11,434
Non-taxable	114	94	302	300
Non-marketable equity securities	104	108	322	318
Federal funds sold	616	1,045	2,277	2,881
Other earning assets from banks	129	131	375	412
Total interest income	32,890	32,554	94,707	93,112
Interest expense
Interest-bearing deposits	13,274	14,230	39,355	39,945
Other borrowings	426	1,358	1,325	4,116
Total interest expense	13,700	15,588	40,680	44,061
Net interest income	19,190	16,966	54,027	49,051
Provision for credit losses	653	(1,023)	2,034	(687)
Net interest income after provision for credit losses	18,537	17,989	51,993	49,738
Noninterest income
Bank-owned life insurance	461	437	1,349	1,224
Income from mortgage originations	299	276	846	813
Gain on sale of government guaranteed loans	613	1,311	878	1,666
Interchange income and card fees	238	216	761	658
Service charges on deposit accounts	208	208	634	617
Losses on sale of available-for-sale securities	(10)	-	(10)	(3,465)
Other noninterest income	291	513	1,318	1,043
Total noninterest income	2,100	2,961	5,776	2,556
Noninterest expense
Salaries and employee benefits	6,985	6,727	20,676	19,428
Occupancy and equipment	850	754	2,452	2,233
Software and other technology expense	788	671	2,210	1,968
Other professional services	571	358	2,237	1,550
Data processing	647	548	1,924	1,608
Regulatory assessment	419	344	1,124	955
Other noninterest expense	1,596	1,428	4,744	3,991
Total noninterest expense	11,856	10,830	35,367	31,733
Income before taxes	8,781	10,120	22,402	20,561
Income tax provision	2,040	2,236	4,646	4,361
Net income	$6,741	$7,884	$17,756	$16,200
Net income per common share:
Basic	$0.57	$0.77	$1.64	$1.59
Diluted	$0.54	$0.75	$1.58	$1.55

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$6,741	$7,884	$17,756	$16,200
Other comprehensive income
Change in unrealized gain on available-for-sale securities	3,232	7,571	7,048	7,828
Reclassification adjustment for net loss on sale of securities included in net income	10	-	10	3,465
Income tax effect	(758)	(1,766)	(1,646)	(2,640)
Unrealized gain on available-for-sale securities, net of tax	2,484	5,805	5,412	8,653
Unrealized (loss) gains on derivatives
Change in unrealized loss on cash flow hedges	(355)	(774)	(649)	(38)
Reclassification adjustment for net gain (loss) included in net income	40	(400)	(101)	(1,044)
Income tax effect	76	282	180	260
Unrealized loss on derivative instruments, net of tax	(239)	(892)	(570)	(822)
Other comprehensive income, net of tax	2,245	4,913	4,842	7,831
Comprehensive income	$8,986	$12,797	$22,598	$24,031

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
Three Months Ended:	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, July 1, 2024	8,078,417	$8,078	2,172,029	$2,172	$158,125	$28,406	$(16,613)	$180,168
Stock-based compensation expense	-	-	-	-	338	-	-	338
Net income	-	-	-	-	-	7,884	-	7,884
Other comprehensive income, net of tax	-	-	-	-	-	-	4,913	4,913
Balance as of September 30, 2024	8,078,417	$8,078	2,172,029	$2,172	$158,463	$36,290	$(11,700)	$193,303

Balance, July 1, 2025	8,106,892	$8,107	2,172,029	$2,172	$159,267	$53,009	$(13,190)	$209,365
Issuance of common stock under incentive plan	-	-	-	-	-	-	-	-
Issuance of common stock upon intial public offering	1,700,000	1,700	-	-	30,158	-	-	31,858
Transfer from nonvoting to voting common stock	642,000	642	(642,000)	(642)	-	-	-	-
Stock-based compensation expense	-	-	-	-	229	-	-	229
Net income	-	-	-	-	-	6,741	-	6,741
Other comprehensive income, net of tax	-	-	-	-	-	-	2,245	2,245
Balance as of September 30, 2025	10,448,892	$10,449	1,530,029	$1,530	$189,654	$59,750	$(10,945)	$250,438

Nine Months Ended:
Balance, January 1, 2024	7,367,900	$7,368	2,172,029	$2,172	$145,944	$20,090	$(19,531)	$156,043
Issuance of common stock under incentive plan	9,075	9	-	-	(9)	-	-	-
Issuance of common stock upon private placement	701,442	701	-	-	11,543	-	-	12,244
Stock-based compensation expense	-	-	-	-	985	-	-	985
Net income	-	-	-	-	-	16,200	-	16,200
Other comprehensive income, net of tax	-	-	-	-	-	-	7,831	7,831
Balance as of September 30, 2024	8,078,417	$8,078	2,172,029	$2,172	$158,463	$36,290	$(11,700)	$193,303

Balance, January 1, 2025	8,098,117	$8,098	2,172,029	$2,172	$158,755	$41,994	$(15,787)	$195,232
Issuance of common stock under incentive plan	8,775	9	-	-	33	-	-	42
Issuance of common stock upon intial public offering	1,700,000	1,700	-	-	30,158	-	-	31,858
Transfer from nonvoting to voting common stock	642,000	642	(642,000)	(642)	-	-	-	-
Stock-based compensation expense	-	-	-	-	708	-	-	708
Net income	-	-	-	-	-	17,756	-	17,756
Other comprehensive income, net of tax	-	-	-	-	-	-	4,842	4,842
Balance as of September 30, 2025	10,448,892	$10,449	1,530,029	$1,530	$189,654	$59,750	$(10,945)	$250,438

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$17,756	$16,200
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision (recovery) for credit losses	2,034	(687)
Depreciation expense and software amortization	1,114	978
Increase in cash value of bank-owned life insurance	(1,349)	(1,157)
Stock-based compensation expense	708	985
Net loss on sale of available-for-sale securities	10	3,465
Amortization of operating lease right-of-use assets	616	573
Amortization of debt issuance costs	275	40
Writedown on other real estate owned	99	-
Write down on repossessed assets	119	67
Net loss on sale of repossessed assets	17	-
Net gain on sale of other real estate owned	(64)	-
Gain on sale of government guaranteed loans, including originations of servicing rights	(878)	(1,666)
Loss on sale of other loans	-	(31)
Income from mortgage operations	(846)	(813)
Discount accretion and premium amortization on securities available-for-sale	(753)	(437)
Amortization of intangible assets	407	395
Deferred income tax expense	420	2,091
Originations of loans held for sale	(4,661,234)	(3,360,597)
Proceeds from loans held for sale	4,617,614	3,282,188
(Increase) decrease in other assets	(1,731)	9,058
Increase (decrease) in other liabilities	3,326	(1,090)
Net cash used by operating activities	(22,340)	(50,438)
Investing activities
Purchase of securities available-for-sale	(44,005)	(75,393)
Proceeds from sales of securities available-for-sale	4,956	39,100
Proceeds from paydowns, calls, and maturities on securities available-for-sale	48,244	44,694
Net (purchase) sale of non-marketable equity securities	(552)	1,847
Loan originations and principal collections, net	(157,080)	(22,792)
Net purchase of premises, furniture and equipment	(1,504)	(1,149)
Proceeds from sales of other real estate owned	829	-
Net cash used by investing activities	(149,112)	(13,693)
Financing activities
Net increase in deposits	114,870	56,658
Net proceeds (repayment) of Federal Home Loan Bank of Atlanta borrowings	10,000	(50,000)
Proceeds from Federal Reserve Bank advances	-	70,000
Proceeds from issuance of common stock under incentive plan	42	-
Proceeds from initial public offering, net	31,858	-
Proceeds from private placement capital raise	-	12,244
Net repayment of commercial line of credit	(12,000)	(12,000)
Net repayment of subordinated debt	(15,000)	-
Net cash provided by financing activities	129,770	76,902
Net (decrease) increase in cash and cash equivalents	(41,682)	12,771
Cash and cash equivalents, beginning of year	67,961	48,553
Cash and cash equivalents, end of period	$26,279	$61,324
Cash paid during the period for:
Interest	$38,969	$40,546
Income taxes	1,615	500
Noncash investing and financing activities:
Unrealized gain on securities available-for-sale, net	5,412	8,653
Unrealized loss on derivatives, net	(570)	(822)
Transfers of loans to other real estate owned	-	864
Transfers from loans held for investment to loans held for sale	12,157	30,828
Right-of-use assets obtained in exchange for new operating lease liabilities	669	323
Lease liabilities arising from obtaining right-of-use assets	666	323

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC") on Form S-1.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2024 as filed with the SEC on Form S-1. There were no new accounting policies or changes to existing policies adopted during the nine months ended September 30, 2025 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

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

The Company's CODM is the chief executive officer. The segment measure of profit or loss is consolidated net income according to the Consolidated Statements of Operations, the measure of segment assets is total assets of the consolidated company according to the Consolidated Balance Sheets, and the accounting policies of the segment are the same as those described in the Consolidated Financial Statements within Note 1 for the year ended December 31, 2024 as filed with the SEC on Form S-1. The CODM monitors budgeted to actual results of net income to assess the company's performance, to make decisions on strategic initiatives, and to establish management's compensation. The segment's revenues are primarily derived from retail and commercial banking products and investment income.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Accounting Pronouncements Not Yet Adopted

In September 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This Update modernizes the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). The Update changes the cost capitalization threshold by: (a) eliminating accounting

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

consideration of software project development stages; cost capitalization would begin when (i) management has authorized and committed to funding the project and (ii) it is ‘probable’ the project will be completed and the software used to perform its intended function (the ‘probable-to-complete’ threshold); and (b) enhancing the guidance around the ‘probable-to-complete’ threshold. This Update also modifies the website development costs guidance by requiring entities to provide disclosures required under Subtopic 360-10 on property, plant & equipment to capitalized internal-use software and related amortization, regardless of how the internal-use software is classified on the balance sheet or how it was acquired. This Update is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods with early adoption permitted as of the beginning of an annual reporting period. The Company intends to adopt this Update on a prospective transition approach. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision usefulness of income tax disclosures for investors, lenders, creditors, and other allocators of capital (collectively, “investors”). These new enhancements are meant to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. For public business entities, these amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis and retrospective application is permitted. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

The Company has further evaluated other Accounting Standards Updates issued during 2025 but does not expect Updates other than those summarized above to have a material impact on the Consolidated Financial Statements.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses at September 30, 2025 and December 31, 2024 are summarized in the tables below:

	September 30, 2025
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,994	$-	$-	$195	$5,799
Municipal obligations	64,868	-	72	7,096	57,844
Mortgage-backed securities	190,263	-	1,010	10,663	180,610
Asset-backed securities	29,723	-	232	149	29,806
Corporate debt securities	61,454	-	855	1,413	60,896
Total securities available-for-sale	$352,302	$-	$2,169	$19,516	$334,955

	December 31, 2024
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,990	$-	$-	$378	$5,612
Municipal obligations	61,401	-	37	8,367	53,071
Mortgage-backed securities	181,242	-	211	15,361	166,092
Asset-backed securities	46,775	-	384	219	46,940
Corporate debt securities	64,264	-	963	1,675	63,552
Total securities available-for-sale	$359,672	$-	$1,595	$26,000	$335,267

The following is a summary of maturities of available-for-sale ("AFS") securities as of September 30, 2025. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalty. Mortgaged-backed securities are not presented by maturity date because pay-downs are expected before contractual maturity dates.

	Amortized	Estimated
(In thousands of dollars)	Cost	Fair Value
Due in one year or less	$4,995	$4,858
Due after one year but within five years	24,486	24,487
Due after five years but within ten years	81,109	77,486
Due after ten years	51,449	47,514
Mortgage-backed securities	190,263	180,610
Total	$352,302	$334,955

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table shows securities in unrealized loss position for which an allowance for credit losses ("ACL") has not been recorded and the length of time they were in continuous loss positions as of September 30, 2025:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,799	$195	$5,799	$195
Municipal obligations	-	-	54,414	7,096	54,414	7,096
Mortgage-backed securities	6,910	52	111,095	10,611	118,005	10,663
Asset-backed securities	1,992	8	7,237	141	9,229	149
Corporate debt securities	7,395	41	19,102	1,372	26,497	1,413
Total AFS securities	$16,297	$101	$197,647	$19,415	$213,944	$19,516

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

AFS securities are recorded at fair market value. Of the 137 securities in an unrealized loss position at September 30, 2025, nine securities were in a continuous loss position for less than twelve months, and 128 securities were in a continuous loss position for twelve months or more. The Company believes, based on industry analyst reports, credit ratings and/or government guarantees, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered credit related required to be charged to the allowance.

Based on the results of management's review at September 30, 2025, none of the unrealized loss was attributable to credit impairment and all $19.5 million in unrealized loss was determined to be from factors other than credit. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are credit related impaired, which would require a charge to earnings in such periods.

The table below presents a summary of sales activities in the Company's investment securities AFS portfolio during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands of dollars)	2025	2024	2025	2024
Gross gains on sales of securities	$-	$-	$-	$47
Gross losses on sales of securities	(10)	-	(10)	(3,512)
Net realized losses on sales of securities available-for-sale	$(10)	$-	$(10)	$(3,465)
Sales proceeds	$4,956	$-	$4,956	$39,100

At September 30, 2025, investment securities with a book value of $58.9 million and a market value of $52.5 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits. At December 31, 2024, investment securities with a book value of $59.2 million and a market value of $51.8 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits.

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

Income Producing CRE – Income Producing CRE loans include loans to finance income producing commercial and multi-family properties. Lending in this category is generally limited to properties located in the Company’s market area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy, rental rates, and local market demand as well as the financial health of the borrower. The primary risk associated with loans secured with income producing property is the inability of that property to produce adequate cash flow to service the debt. High unemployment, significant increases to interest rates, generally weak economic conditions and/or an oversupply in the market may result in our customers having difficulty achieving adequate occupancy and/or rental rates. Payments on such loans are often dependent on successful operation or management of the properties.

Owner-Occupied CRE – Owner-occupied CRE loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees, if applicable, are generally required for these loans. The Company recognizes that risk from economic cycles, pandemics, government regulation, supply-chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel, or competitive situations may adversely affect the scheduled repayment of business loans. There were $99 thousand and nil of owner-occupied CRE OREO write-downs during the nine months ended September 30, 2025 and 2024, respectively.

Senior Housing – Senior housing loans support senior adult facilities including independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities. The Company recognizes that risk from high resident turnover, pandemics, government regulation, operator risk, increases in acuity, availability and cost of qualified staffing resources, technology risk, and other risks such as liability, insurance, reimbursement and regulatory changes may impact repayment of these loans. Underwriting focuses primarily on operator quality and business operations rather than income producing CRE property quality metrics.

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

Retail loans

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or another marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk from economic cycles, pandemics, government regulation, natural disasters, losses due to theft, or changes to customer's ability to meet the scheduled repayment of marine vessel. At September 30, 2025, there were no repossessed marine assets. At December 31, 2024, there were $405 thousand of repossessed marine assets. In addition, there were $119 thousand and $67 thousand of repossessed assets write-downs during the nine months ended September 30, 2025 and 2024, respectively.

Residential Mortgages – Residential mortgages are first or second-lien loans secured by a primary residence or second home. This category includes permanent mortgage financing, construction loans to individual consumers, and home equity lines of credit. The loans are generally secured by properties located within the local market area of the Bank's retail footprint which originates and services the loan. These loans are underwritten in accordance with the Company’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value. In addition to loans originated through the Company’s branches, the Company originates and services residential mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. At September 30, 2025 and December 31, 2024, there were $161 thousand and $164 thousand of residential mortgage loans in process of foreclosure, respectively. Additionally, the Company held no foreclosed residential properties at September 30, 2025 or at December 31, 2024.

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

Loans held for sale ("LHFS") are comprised of loans acquired through mortgage warehouse lending activities in our Mortgage Banker Finance ("MBF") division and origination of mortgage loans. The Company serves as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. The Company also originates mortgage loans with customers through Coastal States Mortgage, Inc. ("CSM") and sells the majority of these loans to third-party investors.

Following is a summary of the composition of the loan portfolio at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
Commercial loans
Acquisition, development and construction	$106,787	6.9%	$72,520	5.2%
Income producing CRE	371,670	23.9	321,558	22.8
Owner-occupied CRE	96,287	6.2	94,573	6.7
Senior housing	223,719	14.4	234,081	16.6
Commercial and industrial	135,039	8.7	141,626	10.0
Total commercial loans	933,502	60.1	864,358	61.3
Retail loans
Marine vessels	318,246	20.5	263,657	18.6
Residential mortgages	190,220	12.2	174,099	12.4
Cash value life insurance LOC	90,115	5.8	86,844	6.2
Other consumer	20,893	1.4	20,485	1.5
Total retail loans	619,474	39.9	545,085	38.7
Total gross loans held for investment ("LHFI"), net of unearned income	1,552,976	100.0%	1,409,443	100.0%
Less allowance for credit losses	(18,028)		(17,118)
LHFI, net	$1,534,948		$1,392,325
LHFS	$231,593		$174,033

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

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The Company had no loans rated Doubtful at September 30, 2025 or December 31, 2024.

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the risk category of commercial loans on amortized cost basis and, for 2025, gross charge-offs by vintage year as of September 30, 2025:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$73,199	$25,059	$7,325	$922	$-	$282	$-	$-	$106,787
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$73,199	$25,059	$7,325	$922	$-	$282	$-	$-	$106,787
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$57,981	$49,465	$37,501	$131,003	$53,946	$39,091	$1,801	$-	$370,788
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	882	-	-	882
Total income producing	$57,981	$49,465	$37,501	$131,003	$53,946	$39,973	$1,801	$-	$371,670
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$11,765	$3,189	$8,916	$16,793	$23,898	$21,422	$550	$-	$86,533
Special mention	-	-	-	-	-	3,579	-	-	3,579
Substandard	-	1,787	-	3,758	-	630	-	-	6,175
Total owner occupied	$11,765	$4,976	$8,916	$20,551	$23,898	$25,631	$550	$-	$96,287
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$52,771	$48,703	$24,069	$53,584	$12,123	$14,080	$-	$-	$205,330
Special mention	-	-	-	-	8,021	3,985	-	-	12,006
Substandard	-	-	-	-	6,383	-	-	-	6,383
Total senior housing	$52,771	$48,703	$24,069	$53,584	$26,527	$18,065	$-	$-	$223,719
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$27,993	$20,912	$15,141	$10,284	$14,216	$11,900	$25,275	$2,747	$128,468
Special mention	-	-	-	-	-	-	2,402	-	2,402
Substandard	-	-	-	-	-	2,419	-	1,750	4,169
Total non-real estate	$27,993	$20,912	$15,141	$10,284	$14,216	$14,319	$27,677	$4,497	$135,039
Current period gross charge-offs	$-	$-	$33	$-	$-	$-	$-	$-	$33

The following tables present the risk category of retail loans on amortized cost basis and, for 2025, gross charge-offs by vintage year as of September 30, 2025:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Retail loans
Marine vessels
Performing	$83,262	$44,929	$65,671	$83,969	$19,609	$20,806	$-	$-	$318,246
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$83,262	$44,929	$65,671	$83,969	$19,609	$20,806	$-	$-	$318,246
Current period gross charge-offs	$-	$162	$-	$-	$-	$-	$-	$-	$162
Residential mortgages
Performing	$29,316	$21,514	$22,816	$42,732	$23,967	$27,464	$21,799	$451	$190,059
Nonperforming	-	-	-	-	-	161	-	-	161
Total residential mortgages	$29,316	$21,514	$22,816	$42,732	$23,967	$27,625	$21,799	$451	$190,220
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	$-	$-	$-	$-	$-	$-	$90,115	$-	$90,115
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$90,115	$-	$90,115
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other consumer
Performing	$4,362	$1,372	$1,691	$63	$1,606	$11,638	$140	$-	$20,872
Nonperforming	-	-	-	-	-	21	-	-	21
Total other consumer	$4,362	$1,372	$1,691	$63	$1,606	$11,659	$140	$-	$20,893
Current period gross charge-offs	$-	$-	$-	$-	$-	$239	$-	$-	$239

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the full collection of principal and/or interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as nonaccrual is subsequently applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. Past due loans are loans whose principal or interest is past due 30 days or more. During the nine months ended September 30, 2025 and 2024, there was $8 thousand and $66 thousand, respectively, of interest income reversed from income related to loans that were transferred to nonaccrual status.

The following table presents a summary of past due and nonaccrual loans as of September 30, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$106,787	$-	$-	$-	$-	$-	$106,787
Income producing CRE	371,258	-	-	-	412	412	371,670
Owner-occupied CRE	93,138	-	-	-	3,149	3,149	96,287
Senior housing	217,336	-	-	-	6,383	6,383	223,719
Commercial and industrial	130,947	26	-	-	4,066	4,092	135,039
Marine vessels	318,246	-	-	-	-	-	318,246
Residential mortgages	190,059	-	-	-	161	161	190,220
Cash value life insurance LOC	90,115	-	-	-	-	-	90,115
Other consumer	20,868	-	4	21	-	25	20,893
Total	$1,538,754	$26	$4	$21	$14,171	$14,222	$1,552,976

The following table presents a summary of past due and nonaccrual loans as of December 31, 2024:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$72,520	$-	$-	$-	$-	$-	$72,520
Income producing CRE	321,146	-	-	-	412	412	321,558
Owner-occupied CRE	91,148	-	-	-	3,425	3,425	94,573
Senior housing	227,511	-	-	-	6,570	6,570	234,081
Commercial and industrial	137,330	5	-	6	4,285	4,296	141,626
Marine vessels	263,657	-	-	-	-	-	263,657
Residential mortgages	172,525	1,309	-	-	265	1,574	174,099
Cash value life insurance LOC	86,844	-	-	-	-	-	86,844
Other consumer	19,996	325	121	43	-	489	20,485
Total	$1,392,677	$1,639	$121	$49	$14,957	$16,766	$1,409,443

Individually Analyzed Collateral-Dependent Loans

As of September 30, 2025, there were $14.2 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at September 30, 2025 are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$412	$-	$412	$-	$-
Owner-occupied CRE	3,149	-	3,149	-	9
Senior housing	-	6,383	6,383	749	-
Commercial and industrial	4,018	48	4,066	12	28
Residential mortgages	161	-	161	-	16
Total	$7,740	$6,431	$14,171	$761	$53

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2025.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2025:

(Dollars in thousands)	Principal forgiveness	Payment deferral	Term extension	Interest rate reduction	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Senior housing	$-	$-	$-	$-	$6,383	$-	$6,383	2.9%
Total	$-	$-	$-	$-	$6,383	$-	$6,383	0.4%

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended September 30, 2024:

(Dollars in thousands)	Principal forgiveness	Payment deferral	Term extension	Interest rate reduction	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Commercial and industrial	$-	$2,264	$-	$-	$-	$1,767	$4,031	2.9%
Total	$-	$2,264	$-	$-	$-	$1,767	$4,031	0.3%

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2024:

(Dollars in thousands)	Principal forgiveness	Payment deferral	Term extension	Interest rate reduction	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Senior housing	$-	$-	$-	$-	$5,347	$-	$5,347	2.3%
Commercial and industrial	-	2,264	-	-	-	1,767	4,031	2.9%
Total	$-	$2,264	$-	$-	$5,347	$1,767	$9,378	0.7%

The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of September 30, 2025 or September 30, 2024.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

the nine months ended September 30, 2025:

Loan type	Financial effect
Combination of term extension and payment delay
Senior housing	Provided term extension of 14 months and deferral of full principal and interest payments.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended September 30, 2024:

Loan type	Financial effect
Payment deferral
Commercial and industrial	Provided one year of principal payment deferral (interest only)
Combination of term extension and interest rate reduction
Commercial and industrial	Provided 36 month extension, broken into three 12 month extension options, and reduced interest rate by 100 bps in the first 12 months and by 50 bps in the second 12 months.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2024:

Loan type	Financial effect
Payment deferral
Commercial and industrial	Provided one year of principal payment deferral (interest only)
Combination of term extension and payment delay
Senior housing	Provided term extenision of 9 months and deferral of principal payments (interest only).
Combination of term extension and interest rate reduction
Commercial and industrial	Provided 36 month extension, broken into three 12 month extension options, and reduced interest rate by 100 bps in the first 12 months and by 50 bps in the second 12 months.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$-	$6,383	$-	$-	$6,383
Total	$-	$6,383	$-	$-	$6,383
Total nonaccrual loans included above	$-	$6,383	$-	$-	$6,383

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2024:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$5,347	$-	$-	$-	$5,347
Commercial and industrial	4,031	-	-	-	4,031
Total	$9,378	$-	$-	$-	$9,378
Total nonaccrual loans included above	$4,031	$-	$-	$-	$4,031

During the three months ended September 30, 2025, there were no financing receivables that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

The following table provides the amortized cost basis of financing receivables during the nine months ended September 30, 2025 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Deferral	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Senior housing	$-	$-	$-	$-	$6,383	$-	$-
Total	$-	$-	$-	$-	$6,383	$-	$-

During the three and nine months ended September 30, 2024, there were no financing receivables that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

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

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended September 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended September 30, 2025
Commercial loans
Acquisition, development, and construction	$1,243	$-	$-	$52	$1,295
Income producing CRE	7,082	-	-	175	7,257
Owner-occupied CRE	762	-	-	(16)	746
Senior housing	3,625	-	-	186	3,811
Commercial and industrial	831	(1)	30	(75)	785
Total commercial loans	13,543	(1)	30	322	13,894
Retail loans
Marine vessels	1,376	(162)	-	318	1,532
Residential mortgages	2,141	-	2	13	2,156
Cash value life insurance LOC	82	-	-	(1)	81
Other consumer	355	-	6	4	365
Total retail loans	3,954	(162)	8	334	4,134
Total allowance for funded loans	17,497	(163)	38	656	18,028
Reserve for losses on unfunded loan commitments	3,499	-	-	(3)	3,496
Total ACL	$20,996	$(163)	$38	$653	$21,524

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended September 30, 2024:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended September 30, 2024
Commercial loans
Acquisition, development, and construction	$2,524	$-	$-	$(239)	$2,285
Income producing CRE	5,322	-	-	(256)	5,066
Owner-occupied CRE	471	-	-	3	474
Senior housing	1,681	-	-	1,171	2,852
Commercial and industrial	1,408	(35)	5	(710)	668
Total commercial loans	11,406	(35)	5	(31)	11,345
Retail loans
Marine vessels	1,666	(36)	-	166	1,796
Residential mortgages	2,444	-	7	(447)	2,004
Cash value life insurance LOC	97	-	-	(14)	83
Other consumer	389	(28)	1	25	387
Total retail loans	4,596	(64)	8	(270)	4,270
Total allowance for funded loans	16,002	(99)	13	(301)	15,615
Reserve for losses on unfunded loan commitments	3,628	-	-	(722)	2,906
Total ACL	$19,630	$(99)	$13	$(1,023)	$18,521

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the nine months ended September 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Nine Months Ended September 30, 2025
Commercial loans
Acquisition, development, and construction	$1,188	$-	$-	$107	$1,295
Income producing CRE	5,867	-	-	1,390	7,257
Owner-occupied CRE	543	-	-	203	746
Senior housing	4,576	-	-	(765)	3,811
Commercial and industrial	751	(33)	42	25	785
Total commercial loans	12,925	(33)	42	960	13,894
Retail loans
Marine vessels	1,688	(162)	-	6	1,532
Residential mortgages	2,015	-	7	134	2,156
Cash value life insurance LOC	88	-	-	(7)	81
Other consumer	402	(239)	37	165	365
Total retail loans	4,193	(401)	44	298	4,134
Total allowance for funded loans	17,118	(434)	86	1,258	18,028
Reserve for losses on unfunded loan commitments	2,720	-	-	776	3,496
Total ACL	$19,838	$(434)	$86	$2,034	$21,524

The following table presents a summary of the Company's allowance, by loan category for credit losses for the nine months ended September 30, 2024:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Nine Months Ended September 30, 2024
Commercial loans
Acquisition, development, and construction	$3,318	$-	$-	$(1,033)	$2,285
Income producing CRE	5,067	-	-	(1)	5,066
Owner-occupied CRE	628	-	-	(154)	474
Senior housing	1,342	-	-	1,510	2,852
Commercial and industrial	1,079	(147)	21	(285)	668
Total commercial loans	11,434	(147)	21	37	11,345
Retail loans
Marine vessels	1,277	(36)	-	555	1,796
Residential mortgages	2,167	-	13	(176)	2,004
Cash value life insurance LOC	122	-	-	(39)	83
Other consumer	465	(28)	4	(54)	387
Total retail loans	4,031	(64)	17	286	4,270
Total allowance for funded loans	15,465	(211)	38	323	15,615
Reserve for losses on unfunded loan commitments	3,916	-	-	(1,010)	2,906
Total ACL	$19,381	$(211)	$38	$(687)	$18,521

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2025 and December 31, 2024 include:

(In thousands of dollars)	September 30, 2025	December 31, 2024
Commitments to extend credit	$511,456	$460,840
Letters of credit	181	1,223
Total	$511,637	$462,063

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

Tax Credit Investments

The Company has invested capital in a limited partnership to obtain renewable energy tax credits generated by solar power projects. The following table summarizes the tax credit investment and equity investment as of September 30, 2025 and December 31, 2024:

(In thousands of dollars)	Balance Sheet Location	September 30, 2025	December 31, 2024
Carrying amount	Other assets	$2,007	$2,666
Amount of future funding commitments not included in carrying amount	N/A	2,601	2,721

The following table presents a summary of net provision (benefit) to income tax expense from tax credit investments recognized in the provision for income taxes related to the recognition of tax credits, adjustments to taxes payable from flow-through losses, and changes in deferred tax items for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
(In thousands of dollars)	Location	2025	2024	2025	2024
Tax credits
Investment in solar tax credits	Income tax expense (benefit)	$6	$(6)	$(430)	$(263)

Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which could have a material adverse effect on the financial position or operating results of the Company.

NOTE 5 — STOCK-BASED COMPENSATION

In 2017, the shareholders of the Company approved the CoastalSouth Bancshares, Inc. ("COSO") 2017 Incentive Plan (“2017 Plan”) to attract, incentivize and retain the services of senior officers, and directors of the Bank. In April 2025, the shareholders of the Company approved the COSO Omnibus Incentive Plan ("2025 Plan" and, together with the 2017 Plan, the "Plans") reserving 260,000 shares for future issuance, any or all of which may be granted as incentive stock options, nonqualified stock options, restricted stock, RSUs, deferred stock units, stock appreciation rights, performance awards, other stock-based awards, or any other right or interest relating to stock or cash. As of September 30, 2025, there were 884,750 stock options and 375,500 unvested restricted stock units ("RSUs") outstanding under the Plans. Following the adoption of the 2025 Plan, no new awards will be issued under the 2017 Plan.

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

The Plans are administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the Plans, and the terms of those awards, are made by the Committee. The terms of each stock-based award are indicated in an award certificate. As of September 30, 2025, 260,000 shares were authorized and 257,000 were available for issuance under the 2025 Plan.

Stock-based awards are recognized over the vesting period and reflected as salaries and employee benefits within the Consolidated Statements of Operations, which were $229 thousand and $338 thousand for the three months ended September 30, 2025 and 2024, respectively, and $708 thousand and $985 thousand for the nine months ended September 30, 2025 and 2024, respectively.

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

A summary of stock option activity for the nine months ended September 30, 2025 and 2024 is presented below:

			Weighted Average
	Number of	Weighted Average	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at January 1, 2025	737,250	$13.30	$5.09
Exercised	(3,000)	14.00	4.59
Forfeited or Expired	(3,250)	15.00	5.75
Outstanding at September 30, 2025	731,000	$13.29	$5.09
Outstanding at January 1, 2024	746,750	$13.29	$5.09
Granted	1,500	15.80	7.81
Forfeited or Expired	(2,000)	-	6.41
Outstanding at September 30, 2024	746,250	$13.30	$5.09

As of September 30, 2025 and 2024, there were $34 thousand and $171 thousand, respectively, of total unrecognized compensation cost related to stock options granted under the Plans. As of September 30, 2025, the cost is expected to be recognized over a weighted-average period of 0.67 years.

Restricted Stock Units

Periodically, the Company issues RSUs to its directors and senior officers. Compensation expense is recognized over the vesting period of the awards based upon the fair value of the stock at grant date. The Company did not grant any RSUs during the nine months ended September 30, 2025 to the Board of Directors. During the nine months ended September 30, 2024, the Company granted 19,700 of RSUs to the Board of Directors. In addition, the Company granted 43,500 and 80,500 of RSUs during the nine months ended September 30, 2025 and 2024, respectively, to members of management which cliff vest 100% at the end of five years.

A summary of RSU activity for the nine months ended September 30, 2025 and 2024 is below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at January 1, 2025	159,275	$16.26
Granted	43,500	21.00
Delivered	(5,775)	17.99
Outstanding at September 30, 2025	197,000	$17.26
Outstanding at January 1, 2024	89,350	$15.97
Granted	100,200	16.53
Delivered	(9,075)	17.67
Outstanding at September 30, 2024	180,475	$16.19

As of September 30, 2025 and 2024, there was $1.9 million of total unrecognized compensation cost related to nonvested RSUs

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

granted under the Plans for both periods. As of September 30, 2025, the cost is expected to be recognized over a weighted-average period of 3.38 years.

NOTE 6 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding in-the-money stock warrants and options, as well as restricted stock units. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. For the three and nine months ended September 30, 2025, there were no common shares that were not included in the potentially dilutive stock options. For the three and nine months ended September 30, 2024, there were 41,000 and 81,000 of common shares that were not included in the potentially dilutive stock options.

Net income per common share was calculated as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars except share and per share amounts)	2025	2024	2025	2024
Net income per share - basic computation:
Net income available to common shareholders	$6,741	$7,884	$17,756	$16,200
Average common shares outstanding - basic	11,941,965	10,250,446	10,837,050	10,180,788
Basic net income per share	$0.57	$0.77	$1.64	$1.59

Diluted net income per share computation:
Net income available to common shareholders	$6,741	$7,884	$17,756	$16,200
Average common shares outstanding - basic	11,941,965	10,250,446	10,837,050	10,180,788
Incremental shares from assumed conversions
Stock options	279,682	220,456	269,626	171,691
Restricted stock units	103,815	73,185	111,296	68,167
Average common shares outstanding - diluted	12,325,462	10,544,087	11,217,972	10,420,646
Diluted net income per share	$0.54	$0.75	$1.58	$1.55

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

Equity Securities — Equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. There were no equity securities held at September 30, 2025 and December 31, 2024.

Loans Held for Sale — Loans held for sale are comprised of loans originated for sale in the ordinary course of business and purchased with intent to sell through MBF. The fair value of loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as recurring Level 2. There were no loans held for sale requiring fair value adjustments at September 30, 2025 and December 31, 2024.

Collateral-Dependent Loans — The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered collateral-dependent and evaluated individually for impairment; an allowance for credit loss may be established for such loans. Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. If a loan is determined to be collateral-dependent, or if foreclosure is probable, the Company measures the net realizable value of the collateral (fair value less costs to sell) to determine the level of impairment for the loan. The valuation of collateral is supported by an appraisal, brokers price opinion, or other comparable market data. Otherwise, the Company performs a discounted cash flow analysis on the loan to determine the level of ACL needed. At September 30, 2025 and December 31, 2024, substantially all of the individually evaluated collateral-dependent loans were evaluated based upon the fair value of the collateral. Collateral-dependent loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2025 and December 31, 2024:

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

	September 30, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,799	$-	$5,799	$-
Municipal obligations	57,844	-	57,844	-
Mortgage-backed securities	180,610	-	180,610	-
Asset-backed securities	29,806	-	29,806	-
Corporate debt securities	60,896	-	60,396	500
Total	$334,955	$-	$334,455	$500
Other
Derivative assets	$6,651	$-	$6,651	$-

	December 31, 2024
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,612	$-	$5,612	$-
Municipal obligations	53,071	-	53,071	-
Mortgage-backed securities	166,092	-	166,092	-
Asset-backed securities	46,940	-	46,940	-
Corporate debt securities	63,552	-	63,052	500
Total	$335,267	$-	$334,767	$500
Other
Derivative assets	$7,717	$-	$7,717	$-
Liabilities:
Derivative liabilities	$(6)	$-	$-	$(6)

Level 3 assets measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 were $500 thousand. There were no changes in the value in either of those periods for Level 3 assets. There were no Level 3 liabilities measured at fair value on a recurring basis at September 30, 2025. Level 3 liabilities measured at fair value on a recurring basis at December 31, 2024 were $6 thousand.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2025 and the year ended December 31, 2024.

	September 30, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Collateral-dependent loans, net	$13,410	$-	$-	$13,410
Total	$13,410	$-	$-	$13,410

	December 31, 2024
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Other real estate owned	$864	$-	$-	$864
Collateral-dependent loans, net	13,215	-	-	13,215
Total	$14,079	$-	$-	$14,079

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.

The following tables present quantitative information about the unobservable inputs used in Level 3 fair value measurements at September 30, 2025 and December 31, 2024:

September 30, 2025	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Collateral-dependent loans, net	$13,410	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

December 31, 2024	(In thousands of dollars)
Other real estate owned	$864	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%
Collateral-dependent loans, net	$13,215	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

Fair Value of Financial Instruments

The following tables include the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2025.

	September 30, 2025
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$26,279	$26,279	$26,279	$-	$-
Loans held for sale	231,593	231,593	-	231,593
Loans held for investment, net	1,534,948	1,497,521	-	-	1,497,521
Non-marketable equity securities	8,035	8,035	-	-	8,035
Financial Liabilities:
Deposits	1,949,672	1,857,313	-	1,857,313	-
Other borrowings	25,000	25,002	-	25,002	-

	December 31, 2024
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,961	$67,961	$67,961	$-	$-
Loans held for sale	174,033	174,033	-	174,033
Loans held for investment, net	1,392,325	1,347,071	-	-	1,347,071
Non-marketable equity securities	7,483	7,483	-	-	7,483
Financial Liabilities:
Deposits	1,834,802	1,723,134	-	1,723,134	-
Other borrowings	41,725	41,531	-	41,531	-

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

NOTE 8 — REVENUE RECOGNITION

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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

The tables below presents the revenue streams within the scope of the standard and is followed by a description of each noninterest income revenue stream for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$461	$461	$-	$1,350	$1,350
Income from mortgage originations	-	299	299	-	846	846
Gain on sale of government guaranteed loans	-	613	613	-	878	878
Interchange income and card fees	238	-	238	761	-	761
Service charges on deposit accounts	208	-	208	634	-	634
Losses on sale of available-for-sale securities	-	(10)	(10)	-	(10)	(10)
Other noninterest income	18	273	291	53	1,264	1,317
Total noninterest income	$464	$1,636	$2,100	$1,448	$4,328	$5,776

	Three Months Ended			Nine Months Ended
	September 30, 2024			September 30, 2024
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$437	$437	$-	$1,224	$1,224
Income from mortgage originations	-	276	276	-	813	813
Gain on sale of government guaranteed loans	-	1,311	1,311	-	1,666	1,666
Interchange income and card fees	216	-	216	658	-	658
Service charges on deposit accounts	208	-	208	617	-	617
Losses on sale of available-for-sale securities	-	-	-	-	(3,465)	(3,465)
Other noninterest income	3	510	513	123	920	1,043
Total noninterest income (loss)	$427	$2,534	$2,961	$1,398	$1,158	$2,556

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

Contract assets and liabilities — A contract asset balance typically occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. In contrast, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams that are within the scope of ASC 606 are largely based on transactional activity which typically occurs at a point in time immediately after the performance obligations have been satisfied. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers. Therefore, the Company does not experience significant contract balances. As of September 30, 2025 and 2024, the Company did not have any significant contract balances.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. There was no rental expense recorded under short-term leases for the three months ended September 30, 2025. Rental expense recorded under short-term leases for the nine months ended September 30, 2025 was $13 thousand. There were no rental expenses recorded under short-term leases for the three and nine months ended September 30, 2024. At September 30, 2025 and December 31, 2024, the Company had no leases classified as finance leases.

At September 30, 2025 and December 31, 2024, the Company had an operating lease right-of-use ("ROU") asset of $4.1 million and $4.0 million, respectively, and an operating lease liability of approximately $4.8 million for both periods. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Rental expense recorded under long-term leases for the three months ended September 30, 2025 and 2024 was $266 thousand and $261 thousand, respectively. Rental expense recorded under long-term leases for the nine months ended September 30, 2025 and 2024 was $819 thousand and $778 thousand, respectively.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases were 6.31 years and 2.97%, respectively, at September 30, 2025.

A maturity analysis of the Company's operating lease liabilities and reconciliation of the undiscounted cash flows to the operating

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

lease liability at September 30, 2025 is as follows (in thousands of dollars):

September 30, 2026	$842
September 30, 2027	874
September 30, 2028	825
September 30, 2029	725
September 30, 2030	738
Thereafter	1,283
Total undiscounted cash flows	5,287
Discount on cash flows	(522)
Total lease liability	$4,765

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

The Company presents derivative position gross on the balance sheet. The following tables reflects the derivatives recorded on the balance sheet as of the dates indicated:

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
September 30, 2025	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$75,000	$3,038	$-	$-
Interest rate collars related to cash flow hedges	300,000	1,529	-	-
Interest rate swaps related to fair value hedges	25,535	2,084	-	-
Total		$6,651		$-

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
December 31, 2024	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$75,000	$4,416	$-	$-
Interest rate collars related to cash flow hedges	150,000	160	-	-
Interest rate swaps related to fair value hedges	25,535	3,141	-	-
Derivatives not designated as hedges:
Sold credit protection on risk participation agreements	-	-	15,000	(6)
Total		$7,717		$(6)

Fair Value Hedges

Fair value hedge interest rate swaps mature on various dates with a combined notional amount of $25.5 million at September 30, 2025 and December 31, 2024. The risk management objective with respect to the fair value hedges is to hedge the risk of certain municipal securities. These fair value hedges convert the fixed rates of the bonds to a floating leg of the overnight Secured Overnight Financing Rate ("Overnight SOFR") + 26.161 basis points. The hedges were determined to be effective during the periods presented. The Company expects these hedges to remain effective during the remaining term of the swap.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustment for the fair value hedges as of September 30, 2025 and December 31, 2024:

Cumulative Amount of Fair
Line Item in the			Value Hedging Adjustment
Balance Sheet in			Included in the Carrying
Which the Hedged	Carrying Amount		Amount of the
Item is Included	of the Hedged Assets		Hedged Assets
	September 30,	December 31,	September 30,	December 31,
(In thousands of dollars)	2025	2024	2025	2024
Securities available-for-sale	$23,662	$22,632	$(2,189)	$(3,271)

As of September 30, 2025 and December 31, 2024, the total notional amount of the pay-fixed/receive variable interest rate swap portfolio was $25.5 million. There were no hedging adjustments on the balances above for discontinued relationships.

The following table summarizes information about the interest rate swaps designated as fair value hedges at September 30, 2025:

(Dollars in thousands)
Notional amount of fair value hedges	$25,535
Weighted average maturity in years	4.24

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the periods indicated:

	Three Months Ended September 30,
(In thousands of dollars)	2025	2024
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$(166)	$(959)
Change in fair value of hedged available-for-sale securities	$175	$981

	Nine Months Ended September 30,
(In thousands of dollars)	2025	2024
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$(1,058)	$(597)
Change in fair value of hedged available-for-sale securities	$1,082	$620

The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Operations and the location and amount of gain or (loss) recognized in income on fair value hedging relationships for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	Interest Income	Interest Income
(In thousands of dollars)	(Offset to AOCI)	(Offset to AOCI)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$(166)	$(959)
Change in fair value of hedged available-for-sale securities	$175	$981

	Nine Months Ended September 30,
	2025	2024
	Interest Income	Interest Income
(In thousands of dollars)	(Offset to AOCI)	(Offset to AOCI)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$(1,058)	$(597)
Change in fair value of hedged available-for-sale securities	$1,082	$620

Cash Flow Hedges

A cash flow hedge interest rate swap that matures on February 14, 2026 had a notional amount of $50.0 million as of September 30, 2025. The risk management objective with respect to hedge the risk of variability in its cash flows (i.e., future interest payments)

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

attributable to changes in the Secured Overnight Financing Rate ("SOFR") rate. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate advances from February 14, 2023 to February 14, 2026. The company designates the $50.0 million interest rate swap (the hedging instrument) as a cash flow hedge of the risk of changes in cash flows attributable to changes in the benchmark Federal Funds interest rate risk for the forecasted issuances of advances arising from a rollover strategy. The forecasted funding will be provided through FHLBA, brokered certificates of deposit ("CDs"), or other fixed rate advances or a combination thereof. In addition, the funding can be wholly or partially from a term funding based on a contractually specified SOFR interest rate. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

A forward-starting cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of September 30, 2025 with an effective date of November 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of USD-SOFR CME variable rate loans from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cashflow hedge, hedging the risk of changes in its cashflows when the contractually specified interest rate, currently USD-SOFR CME, settles between 3.25% to 1.00% and between 5.25% to 6.55%. The Company's interest receipts are being hedged for changes in the USD-SOFR CME rate. The hedging instrument includes a sold 1.00% floor to offset the asset’s embedded 1.00% floor. The offsetting higher 6.55% strike cap was included to ensure alignment with ASC 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A forward-starting cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of September 30, 2025 with an effective date of November 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of Prime rate assets from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cash flow hedge, hedging the risk of changes in its cashflows if the contractually specified interest rate, currently Prime, settles between 6.50% to 4.25% and between 8.50% to 9.80%. The Company's interest receipts are being hedged for changes in the Prime rate. The SOFR hedging instrument includes a sold 1.00% SOFR floor to offset the Prime asset’s embedded 4.25% Prime floor. These strikes are arrived at by analysis showing a historically static spread of 325 basis points between SOFR and Prime indices and by which the interest rate derivatives market also uses in its construction of interest rate curves. The offsetting higher 6.55% SOFR strike cap (equivalent to a 9.80% Prime cap) was included to ensure alignment with 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component. This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate collar that matures on November 2, 2025 had a notional amount of $150.0 million as of September 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge floating rate interest receipts based on the contractually specified SOFR rate. Initially, these receipts are made up of the interest payments received on the first of a previously unhedged $150.0 million pool of customer loans indexed to SOFR for interest payments received from November 2, 2022 through November 2, 2025. The company designates this interest rate collar (the hedging instrument) as a cash flow hedge, hedging the risk of changes in its cash flows between 4.00% and 1.00% attributable to changes in the contractually specified interest rate, currently the SOFR rate, on its customer floating rate loan pool. To reduce upfront premium expense, the company is capping any benefit on its customer floating rate loan pool by selling a 6.00% cap. The combination of the purchased option and the sold option created a collar costing $1.7 million. This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate swap that matures on October 21, 2030 had a notional amount of $25.0 million as of September 30, 2025. The risk management objective with respect to the cash flow hedge is to hedge the risk of variability in the Company’s cash flows (future interest payments) attributable to changes in the 3-month LIBOR rate pertaining to fluctuations in market interest rates on $25.0 million of FHLBA, brokered Certificate of Deposits or other fixed rate advances for that period. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate 3-month FHLBA or another fixed rate advance every quarter from October 31, 2022 to October 21, 2030. After June 30, 2023, both LIBOR hedge and hedged item converted to Overnight SOFR as hedged item utilizes a benchmark rate component. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The tables below present the gains and (losses) recognized in AOCI and the location in the Consolidated Statements of Operations of the gains and (losses) reclassified from other comprehensive income ("OCI") into earnings for derivatives designated as cash flow hedges for the periods indicated:

Three Months Ended September 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(279)	Effective portion	$316
Deferred tax	$(76)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(356)

Three Months Ended September 30, 2024
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(493)	Effective portion	$510
Deferred tax	$(282)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(110)

Nine Months Ended September 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(470)	Effective portion	$938
Deferred tax	$(180)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(838)

Nine Months Ended September 30, 2024
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$222	Effective portion	$1,367
Deferred tax	$(260)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(323)

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables summarizes information about the interest rate swaps and option collar designated as a cash flow hedge at September 30, 2025:

(Dollars in thousands)
Notional Amount - Pay Fixed Swap	$75,000
Weighted average fixed pay rate	2.78%
Weighted average 3-month receive rate	4.38%
Weighted average maturity in years	1.94
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest expense	$564
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest expense	$178

(Dollars in thousands)
Notional Amount Collar	$300,000
Weighted average bought floor strike	3.63%
Weighted average sold floor strike	1.00%
Weighted average bought cap strike	6.55%
Weighted average sold cap strike	5.63%
Weighted average maturity in years	1.63
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest income	$392
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest income	$124

Derivatives not Designated as Hedges

Risk Participation Agreements — The Company had one risk participation agreement with a financial institution counterparty for an interest rate swap related to a loan in which it is a participant, which was terminated when the loan paid off during the third quarter of 2025. A risk participation agreement provides credit protection to the financial institution should the borrower fail to perform on their interest rate derivative contract with the financial institution. A risk participation agreement is a credit derivative not designated as a hedge. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.

The net gain (loss) related to changes in fair value from derivative instruments not designated as hedging instruments during the periods indicated is summarized on the table below:

		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	Location	2025	2024	2025	2024
Credit risk participation agreements	Other noninterest income	$5	$(6)	$6	$7

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2025 and 2024:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Three Months Ended September 30, 2025	Available-for-Sale	Cash Flow Hedges	Total
Beginning Balance	$(15,785)	$2,595	$(13,190)
Other comprehensive income before reclassification, net of tax	2,476	(270)	2,206
Amounts reclassified from accumulated other comprehensive income, net of tax	8	31	39
Net current period other comprehensive income (loss)	2,484	(239)	2,245
Ending Balance	$(13,301)	$2,356	$(10,945)
Three Months Ended September 30, 2024
Beginning Balance	$(20,015)	$3,402	$(16,613)
Other comprehensive income before reclassification, net of tax	5,805	(586)	5,219
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(306)	(306)
Net current period other comprehensive income (loss)	5,805	(892)	4,913
Ending Balance	$(14,210)	$2,510	$(11,700)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2025 and 2024:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Nine Months Ended September 30, 2025	Available-for-Sale	Cash Flow Hedges	Total
Beginning Balance	$(18,713)	$2,926	$(15,787)
Other comprehensive income (loss) before reclassification, net of tax	5,404	(493)	4,911
Amounts reclassified from accumulated other comprehensive income, net of tax	8	(77)	(69)
Net current period other comprehensive income (loss)	5,412	(570)	4,842
Ending Balance	$(13,301)	$2,356	$(10,945)
Nine Months Ended September 30, 2024
Beginning Balance	$(22,863)	$3,332	$(19,531)
Other comprehensive income before reclassification, net of tax	5,999	(22)	5,977
Amounts reclassified from accumulated other comprehensive income, net of tax	2,654	(800)	1,854
Net current period other comprehensive income	8,653	(822)	7,831
Ending Balance	$(14,210)	$2,510	$(11,700)

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the three months ended September 30, 2025 and 2024:

	(In thousands of dollars)
Details about Accumulative Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Affected Line Item Where Net Income is Presented
Realized (gains) losses on available-for-sale securities	$10	$-	Losses on sale of available-for-sale securities
	(2)	-	Income tax provision (benefit)
	$8	$-	Net income
Realized (gains) losses on cash flow hedges	$356	$110	Interest income - Loans held-for-investment
	(316)	(510)	Interest expense - Interest-bearing deposits
	(9)	94	Income tax provision (benefit)
	$31	$(306)	Net income

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the nine months ended September 30, 2025 and 2024:

	(In thousands of dollars)
Details about Accumulative Other Comprehensive Income (Loss) Components	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Affected Line Item Where Net Income is Presented
Realized (gains) losses on available-for-sale securities	$10	$3,465	Losses on sale of available-for-sale securities
	(2)	(811)	Income tax provision (benefit)
	$8	$2,654	Net income
Realized (gains) losses on cash flow hedges	$838	$323	Interest income - Loans held-for-investment
	-	145	Interest income - Investments, taxable
	(939)	(1,512)	Interest expense - Interest-bearing deposits
	24	244	Income tax provision (benefit)
	$(77)	$(800)	Net income

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

The Company evaluated subsequent events through the date its financial statements were issued, and there were no subsequent events requiring accrual or disclosure through November 7, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of financial condition and results of operations, also referred to hereafter as this MD&A, is to aid in understanding significant changes in the financial condition of CoastalSouth Bancshares, Inc. and our wholly owned subsidiary, Coastal States Bank, from December 31, 2024 through September 30, 2025 and on our results of operations for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Form S-1 that was declared effective by the Securities and Exchange Commission on July 1, 2025, relating to the IPO (the “Registration Statement”), and information presented elsewhere in this Quarterly Report on Form 10‑Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and the nine months ended September 30, 2025 and 2024. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
(dollars in thousands except	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
per share amounts)	2025	2025	2025	2024	2024	2025	2024
Selected Operating Data:
Interest income	$32,890	$31,793	$30,024	$30,537	$32,554	$94,707	$93,112
Interest expense	13,700	13,715	13,265	14,266	15,588	40,680	44,061
Net interest income	19,190	18,078	16,759	16,271	16,966	54,027	49,051
Provision (recovery) for credit losses	653	752	629	1,240	(1,023)	2,034	(687)
Noninterest income	2,100	1,795	1,881	1,958	2,961	5,776	2,556
Noninterest expense	11,856	12,092	11,419	10,335	10,830	35,367	31,733
Income tax expense	2,040	1,064	1,542	950	2,236	4,646	4,361
Net income	6,741	5,965	5,050	5,704	7,884	17,756	16,200
Adjusted net income (1)	6,749	5,965	5,050	5,704	7,884	17,764	18,854
Share and Per Share Data:
Basic earnings per share	$0.57	$0.58	$0.49	$0.56	$0.77	$1.64	$1.59
Adjusted basic earnings per share (2)	$0.57	$0.58	$0.49	$0.56	$0.77	$1.64	$1.85
Diluted earnings per share	$0.54	$0.57	$0.47	$0.54	$0.75	$1.58	$1.55
Adjusted diluted earnings per share (2)	$0.54	$0.57	$0.47	$0.54	$0.75	$1.58	$1.81
Book value per share	$20.91	$20.37	$19.67	$19.01	$18.86	$20.91	$18.86
Tangible book value per share (3)	$20.49	$19.88	$19.17	$18.51	$18.35	$20.49	$18.35
Shares of common stock outstanding	11,978,921	10,278,921	10,274,271	10,270,146	10,250,446	11,978,921	10,250,446
Weighted average diluted shares outstanding	12,325,462	10,612,255	10,642,078	10,596,364	10,544,087	11,217,972	10,420,646
Selected Balance Sheet Data:
Total assets	$2,255,389	$2,221,245	$2,190,391	$2,098,712	$2,129,346	$2,255,389	$2,129,346
Securities available-for-sale, at fair value (4)	334,955	331,760	325,478	335,267	355,174	334,955	355,174
Gross loans held for investment	1,552,976	1,527,199	1,472,232	1,409,443	1,409,913	1,552,976	1,409,913
Loans held for sale	231,593	209,101	187,481	174,033	193,938	231,593	193,938
Allowance for credit losses	18,028	17,497	17,104	17,118	15,615	18,028	15,615
Goodwill and other intangible assets	6,186	6,190	6,199	6,386	6,451	6,186	6,451
Deposits	1,949,672	1,968,301	1,937,693	1,834,802	1,807,315	1,949,672	1,807,315
Core deposits (2)	1,654,764	1,660,409	1,650,358	1,559,904	1,628,706	1,654,764	1,628,706
Other borrowings	25,000	14,753	20,738	41,725	96,712	25,000	96,712
Total Shareholders' equity	250,438	209,365	202,104	195,232	193,303	250,438	193,303

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

(4) We did not have securities held to maturity in any of the periods presented.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Performance Ratios:
Pre-tax pre-provision net revenue (PPNR) (5)	$9,434	$7,781	$7,221	$7,894	$9,097	$24,436	$19,874
Return on average assets (ROAA) (6)	1.20%	1.09%	0.97%	1.07%	1.47%	1.09%	1.04%
Adjusted return on average assets (Adj. ROAA) (5)(6)	1.20	1.09	0.97	1.07	1.47	1.09	1.21
Return on average equity (6)	10.84	11.62	10.25	11.65	16.91	10.91	12.30
Adjusted return on average equity (5)(6)	10.85	11.62	10.25	11.65	16.91	10.91	14.32
Return on average tangible common equity (ROATCE) (5)(6)	11.07	11.92	10.52	11.97	17.40	11.17	12.68
Adjusted return on average tangible common equity (Adj. ROATCE) (5)(6)	11.08	11.92	10.52	11.97	17.40	11.18	14.76
Net interest rate spread (6)(7)	2.83	2.76	2.67	2.42	2.48	2.76	2.50
Net interest margin (6)(8)	3.58	3.46	3.38	3.21	3.32	3.48	3.32
Efficiency ratio (9)	55.69	60.85	61.26	56.70	54.35	59.14	61.49
Efficiency ratio, as adjusted (10)	55.66	60.85	61.26	56.70	54.35	59.13	57.62
Noninterest income to average total assets (6)	0.37	0.33	0.36	0.37	0.55	0.35	0.16
Noninterest income to total revenue	9.86	9.03	10.09	10.74	14.86	9.66	4.95
Adjusted noninterest income to total adjusted revenue (11)	9.91	9.03	10.09	10.74	14.86	9.67	10.93
Noninterest expense to average total assets (6)	2.11	2.21	2.19	1.94	2.02	2.17	2.04
Average interest-earning assets to average interest-bearing liabilities	129.16	126.50	126.31	127.90	127.59	127.34	127.63
Average equity to average total assets	11.08	9.37	9.46	9.20	8.70	9.99	8.47
Asset Quality Data:
Net charge-offs to average LHFI (6)	0.03%	0.06%	0.00%	(0.02)%	0.02%	0.03%	0.02%
Net charge-offs to total average loans (6)	0.03	0.05	0.00	(0.02)	0.02	0.03	0.02
Total allowance for credit losses to total LHFI	1.16	1.15	1.16	1.21	1.11	1.16	1.11
Total allowance for credit losses to total loans	1.01	1.01	1.03	1.08	0.97	1.01	0.97
Total allowance for credit losses to nonperforming loans	127.03	118.99	117.11	114.07	184.64	127.03	184.64
Nonperforming loans to gross LHFI	0.91	0.96	0.99	1.06	0.60	0.91	0.60
Nonperforming assets to total assets	0.63	0.66	0.70	0.76	0.44	0.63	0.44
Adjusted nonperforming assets to total assets (5)	0.43	0.46	0.49	0.53	0.21	0.43	0.21
Balance Sheet Ratios:
Loan-to-deposit ratio	91.53%	88.21%	85.65%	86.30%	88.74%	91.53%	88.74%
Noninterest bearing deposits to total deposits	16.08	15.92	15.52	16.51	17.28	16.08	17.28
Capital Ratios:
Total shareholders' equity to total assets	11.10%	9.43%	9.23%	9.30%	9.08%	11.10%	9.08%
Tangible common equity to tangible assets (12)	10.91	9.22	9.01	9.08	8.86	10.91	8.86
Tier 1 leverage ratio (13)	11.15	10.22	10.62	10.64	10.26	11.15	10.26
Common equity tier 1 ratio (13)	11.94	11.09	11.55	12.07	11.72	11.94	11.72
Tier 1 risk-based capital ratio (13)	11.94	11.09	11.55	12.07	11.72	11.94	11.72
Total risk-based capital ratio (13)	12.90	12.04	12.52	12.97	12.55	12.90	12.55
Other:
Number of branches	11	11	11	11	11	11	11
Number of full-time equivalent employees	194	188	180	181	181	187	180

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

(13) Ratios are for Coastal States Bank only.

Results of Operations — Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following discussion of our results of operations compares the three months ended September 30, 2025 and 2024. We reported net income for the three months ended September 30, 2025 of $6.7 million compared to net income of approximately $7.9 million for the three months ended September 30, 2024. The decrease of approximately $1.1 million was principally attributable to a lower noninterest income, primarily gain on sale of government guaranteed loans ("GGL"), coupled with a higher effective tax rate albeit with a higher taxable income.

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

	For the Three Months Ended September 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$21,058	$129	2.43%	$20,317	$131	2.57%
Federal funds sold	52,240	616	4.68	76,290	1,045	5.45
Investment securities	339,619	4,125	4.82	353,121	4,171	4.70
Loans:
Loans held for sale	167,424	3,422	8.11	142,205	2,993	8.37
Gross loans held for investment	1,543,363	24,598	6.32	1,439,835	24,214	6.69
Total earning assets	2,123,704	32,890	6.14	2,031,768	32,554	6.37
Noninterest-earning assets	102,274			98,717
Total assets	$2,225,978			$2,130,485
Interest-bearing liabilities:
Demand deposits	$195,812	$385	0.78%	$182,925	$217	0.47%
Money market deposits	599,475	4,834	3.20	630,828	6,242	3.94
Savings deposits	35,414	45	0.50	37,849	47	0.49
Time deposits	801,066	8,010	3.97	644,124	7,724	4.77
Total interest-bearing deposits	1,631,767	13,274	3.23	1,495,726	14,230	3.78
Borrowings	12,463	426	13.56	96,706	1,358	5.59
Total interest-bearing liabilities	$1,644,230	$13,700	3.31%	$1,592,432	$15,588	3.89%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$306,133			$323,377
Other noninterest-bearing liabilities	28,927			29,242
Total noninterest-bearing liabilities	335,060			352,619
Shareholders' equity	246,688			185,434
Total liabilities and shareholders' equity	$2,225,978			$2,130,485
Net interest income		$19,190			$16,966
Net interest spread			2.83%			2.48%
Net interest margin			3.58%			3.32%

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

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$34	$(36)	$(2)
Federal funds sold	355	(784)	(429)
Investment securities	(611)	565	(46)
Loans:
Loans held for sale	930	(501)	429
Gross loans held for investment	7,432	(7,048)	384
Total earning assets	$8,140	$(7,804)	$336
Interest-bearing liabilities:
Demand deposits	$(584)	$752	$168
Money market deposits	4,816	(6,224)	(1,408)
Savings deposits	(7)	5	(2)
Time deposits	7,186	(6,900)	286
Total interest-bearing deposits	$11,411	$(12,367)	$(956)
Borrowings	(11,214)	10,282	(932)
Total interest-bearing liabilities	$197	$(2,085)	$(1,888)
Net interest income	$7,943	$(5,719)	$2,224

Net interest income for the three months ended September 30, 2025 was $19.2 million compared to $17.0 million for the three months ended September 30, 2024, an increase of $2.2 million, or 13.1%. This increase was primarily due to an increase in the average balance of our total interest-earning assets coupled with a decrease in the average rate paid on interest-bearing liabilities. The increase in the average balance for the interest-earning assets was primarily due to an increase in average loans outstanding. The yield on total earning assets and interest-bearing liabilities decreased by 23 and 58 basis points, respectively, during the same period.

Total interest income for the three months ended September 30, 2025 was $32.9 million compared to $32.6 million for the three months ended September 30, 2024, an increase of $336 thousand, or 1.0%. This increase was primarily due to growth in our loans portfolio albeit with lower yields.

Interest and fees on LHFI were $24.6 million for the three months ended September 30, 2025 compared to $24.2 million for the three months ended September 30, 2024, an increase of $384 thousand, or 1.6%. This increase was primarily attributable to an increase in average LHFI of $103.5 million, or 7.2%, albeit with a decrease in yield. The yield on gross LHFI decreased by 37 basis points compared to the same period in 2024. Interest and fees on LHFS were $3.4 million for the three months ended September 30, 2025 compared to $3.0 million for the three months ended September 30, 2024. This increase was primarily due to an increase in the average balance of LHFS outstanding although the yield decreased by 26 basis points compared to the same period in 2024.

Interest income on investment securities was $4.1 million for the three months ended September 30, 2025 compared to $4.2 million for the three months ended September 30, 2024. This decrease was primarily due to the fact that the average balance decreased by $13.5 million even though the the yield on investment securities increased by 12 basis points during the period.

Interest expense for the three months ended September 30, 2025 was $13.7 million compared to $15.6 million for the three months ended September 30, 2024. This decrease was primarily attributable to lower average borrowings, specifically the payoff of a $70.0 million Bank Term Funding Program ("BTFP") that was outstanding during the third quarter of 2024, coupled with a 58 basis point decrease in the average cost of overall total interest-bearing liabilities, primarily in money market and time deposit accounts as the rates were adjusted to align with the market. Average borrowings outstanding decreased from September 30, 2024 to September 30, 2025 by $84.2 million, or 87.1%, primarily due to the aforementioned BTFP payoff, while the cost increased by 797 basis points during the same period, which was principally due to a $236 thousand debt issuance costs which were accelerated due to calling of the Company's subordinated debt.

Net interest margin for the three months ended September 30, 2025 and 2024 was 3.58% and 3.32%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to a combination of average total earning assets growth and a decrease in yield for average total interest-bearing liabilities. Average earning assets for the three months ended September 30, 2025 increased by $91.9 million compared to the three months ended September 30, 2024, principally due to growth of our loan portfolio. Average interest-bearing liabilities for the three months ended September 30, 2025 increased by $51.8 million compared to the three months ended September 30, 2024, driven by growth in average interest-bearing deposits.

Provision for Credit Losses

Provision (recovery) for credit losses for the three months ended September 30, 2025 was $653 thousand compared to ($1.0) million for the three months ended September 30, 2024, an increase of $1.7 million. This increase was primarily due to a reduction in reserves on individually-analyzed collateral-dependent loans during three months ended September 30, 2024 coupled with provision for the three months ended September 30, 2025 driven by increased production of LHFI, current period net charge-offs, and changes to loan mix and other loss rate changes between the periods. Our allowance for credit losses as a percentage of gross LHFI at September 30, 2025 and 2024 was 1.16% and 1.11%, respectively.

Noninterest Income

Noninterest income for the three months ended September 30, 2025 was $2.1 million, a decrease of $861 thousand or 29.1%, compared to $3.0 million for the three months ended September 30, 2024. This decrease was primarily in gain on sale of GGL and a net decrease in other categories of noninterest income, primarily in other noninterest income.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$461	$437	$24	5.5%
Income from mortgage originations	299	276	23	8.3
Gain on sale of government guaranteed loans	613	1,311	(698)	(53.2)
Interchange and card fee income	238	216	22	10.2
Service charges on deposit accounts	208	208	-	0.0
Losses on sale of available-for-sale securities	(10)	-	(10)	100.0
Other noninterest income	291	513	(222)	(43.3)
Total noninterest income	$2,100	$2,961	$(861)	(29.1)%

Income from bank-owned life insurance policies ("BOLI") increased by $24 thousand to $461 thousand for the three months ended September 30, 2025 compared to $437 thousand for the three months ended September 30, 2024. This increase was primarily attributable to an overall increase in total cash surrender value over time.

Mortgage banking related income increased by $23 thousand to $299 thousand for the three months ended September 30, 2025 compared to $276 thousand for the three months ended September 30, 2024. This increase was primarily due to slightly higher secondary market mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees.

Gain on sale of GGL decreased by $698 thousand to $613 thousand for the three months ended September 30, 2025 compared to $1.3 million for the three months ended September 30, 2024. The Company had fewer GGL that were able to be sold during the three months ended September 30, 2025 than during the three months ended September 30, 2024.

Interchange and card fee income increased by $22 thousand to $238 thousand for the three months ended September 30, 2025 compared to $216 thousand for the three months ended September 30, 2024. This increase was attributable to interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are earned on a daily basis.

Service charges on deposit accounts were flat at $208 thousand for the three months ended September 30, 2025 and 2024. These service charges are mostly comprised of wire, non-sufficient funds ("NSF"), and overdraft fees.

Other noninterest income decreased by $222 thousand to $291 thousand for the three months ended September 30, 2025 compared to $513 thousand for the three months ended September 30, 2024. This decrease was primarily due to a nonrecurring $186.8 thousand other gain on OREO during three months ended September 30, 2024 and a net decrease in other categories within other noninterest income.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2025 was $11.9 million compared to $10.8 million for the three months ended September 30, 2024, an increase of $1.0 million, or 9.5%. This increase was across all noninterest expense categories primarily in salaries and employee benefits, other professional services, software and other technology expense, and other noninterest expense.

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$6,985	$6,727	$258	3.8%
Occupancy and equipment	850	754	96	12.7
Software and other technology expense	788	671	117	17.4
Other professional services	571	358	213	59.5
Data processing	647	548	99	18.1
Regulatory assessment	419	344	75	21.8
Marketing and advertising	245	243	2	0.8
Other noninterest expense	1,351	1,185	166	14.0
Total noninterest expense	$11,856	$10,830	$1,026	9.5%

Salaries and employee benefits expense for the three months ended September 30, 2025 was $7.0 million compared to $6.7 million for the three months ended September 30, 2024, an increase of $258 thousand, or 3.8%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals. The average number of full-time equivalent employees was 194 for the three months ended September 30, 2025 compared to 181 for three months ended September 30, 2024.

Occupancy and equipment expense for the three months ended September 30, 2025 was $850 thousand compared to $754 thousand for the three months ended September 30, 2024, an increase of $96 thousand, or 12.7%. This increase was primarily due to new leases and rental increases, property taxes and depreciation, and upkeep related to the properties.

Software and technology expense for the three months ended September 30, 2025 was $788 thousand compared to $671 thousand for the three months ended September 30, 2024, an increase of $117 thousand, or 17.4%. This expense was primarily comprised of our information technology services, software licenses and maintenance and commensurate with the Company growth.

Other professional services expense for the three months ended September 30, 2025 was $571 thousand compared to $358 thousand for the three months ended September 30, 2024, an increase of $213 thousand, or 59.5%. This increase was across multiple categories, primarily due to higher accounting fees, recruiting fees and consultant fees; offset by a net decrease in other categories, primarily loan collection related expense.

Data processing expense for the three months ended September 30, 2025 was $647 thousand compared to $548 thousand for the three months ended September 30, 2024, an increase of $99 thousand, or 18.1%. The data processing expense increase was due to increased wire and account processing volumes and other processing costs and is commensurate with growth, generally.

FDIC insurance and regulatory assessment expense for the three months ended September 30, 2025 was $419 thousand compared to $344 thousand for the three months ended September 30, 2024, an increase of $75 thousand, or 21.8%. This increase was primarily attributable to changes in the Bank's asset mix and growth rates.

Marketing and advertising expense for the three months ended September 30, 2025 was $245 thousand compared to $243 thousand for the three months ended September 30, 2024 and remained relatively flat. Marketing and advertising costs are associated with digital advertising, mailings, and sponsorship. Marketing and advertising expense is included in Other noninterest expenses in our Company’s Consolidated Statements of Operations.

Other noninterest expenses, excluding marketing and advertising expense, for the three months ended September 30, 2025 were $1.4 million compared to $1.2 million for the three months ended September 30, 2024, an increase of $166 thousand, or 14.0%. This increase was primarily attributable to increases in board of directors fees paid in cash, as no equity awards were granted to the Board of Directors in 2025, and general and administrative expense. Included in other noninterest expense for the three months ended September 30, 2025 and 2024 were directors’ fees paid in cash of $176 thousand and $79 thousand, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 and 2024 was $2.0 million and $2.2 million, respectively. Effective tax rates were 23.2% and 22.1% for the three months ended September 30, 2025 and 2024, respectively. The increase in effective tax rate compared to the three months ended September 30, 2024 was due to a lower recognition of low income housing tax credits during the three months ended September 30, 2025.

Results of Operations — Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

The following discussion of our results of operations compares the nine months ended September 30, 2025 and 2024. We reported net income for the nine months ended September 30, 2025 of $17.8 million compared to net income of $16.2 million for the nine months ended September 30, 2024. The increase of $1.6 million was primarily due to a nonrecurring previously disclosed strategic repositioning of approximately $42.6 million of AFS securities that resulted in an approximately $2.7 million loss on sale, net of tax, during the nine months ended September 30, 2024 and an overall better performance during the nine months ended September 30, 2025.

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

	For the Nine Months Ended September 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$21,509	$375	2.33%	$20,762	$412	2.65%
Federal funds sold	67,659	2,277	4.50	68,963	2,881	5.58
Investment securities	337,852	11,800	4.67	351,623	12,052	4.58
Loans:
Loans held for sale	157,409	9,537	8.10	107,145	6,868	8.56
Gross loans held for investment	1,493,081	70,718	6.33	1,424,289	70,899	6.65
Total earning assets	2,077,510	94,707	6.09	1,972,782	93,112	6.30
Noninterest-earning assets	101,460			104,363
Total assets	$2,178,970			$2,077,145
Interest-bearing liabilities:
Demand deposits	$196,921	$1,078	0.73%	$178,747	$601	0.45%
Money market deposits	584,943	13,856	3.17	602,936	17,159	3.80
Savings deposits	35,274	132	0.50	38,684	143	0.49
Time deposits	791,445	24,289	4.10	628,052	22,042	4.69
Total interest-bearing deposits	1,608,583	39,355	3.27	1,448,419	39,945	3.68
Borrowings	22,845	1,325	7.75	97,269	4,116	5.65
Total interest-bearing liabilities	$1,631,428	$40,680	3.33%	$1,545,688	$44,061	3.81%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$301,997			$325,923
Other noninterest-bearing liabilities	27,944			29,639
Total noninterest-bearing liabilities	329,941			355,562
Shareholders' equity	217,601			175,895
Total liabilities and shareholders' equity	$2,178,970			$2,077,145
Net interest income		$54,027			$49,051
Net interest spread			2.76%			2.49%
Net interest margin			3.48%			3.32%

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

	Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$51	$(88)	$(37)
Federal funds sold	390	(994)	(604)
Investment securities	(680)	428	(252)
Loans:
Loans held for sale	3,329	(660)	2,669
Gross loans held for investment	5,834	(6,015)	(181)
Total earning assets	$8,924	$(7,329)	$1,595
Interest-bearing liabilities:
Demand deposits	$(197)	$674	$477
Money market deposits	1,797	(5,100)	(3,303)
Savings deposits	(14)	3	(11)
Time deposits	7,144	(4,897)	2,247
Total interest-bearing deposits	$8,730	$(9,320)	$(590)
Borrowings	(5,517)	2,726	(2,791)
Total interest-bearing liabilities	$3,213	$(6,594)	$(3,381)
Net interest income	$5,711	$(735)	$4,976

Net interest income for the nine months ended September 30, 2025 was $54.0 million compared to $49.1 million for the nine months ended September 30, 2024, an increase of $5.0 million, or 10.1%. This increase was primarily due to an increase in the average balance of our total interest-earning assets while the yield decreased at a lower rate compared the decrease in the average rate paid on interest-bearing liabilities despite growth in average interest-bearing liabilities. The increase in the average balance for the total interest-earning assets was primarily due to an increase in average loans outstanding. The yield on total earning assets and interest-bearing liabilities decreased by 21 and 48 basis points, respectively, during the same period.

Total interest income for the nine months ended September 30, 2025 was $94.7 million compared to $93.1 million for the nine months ended September 30, 2024, an increase of $1.6 million, or 1.7%. This increase was primarily due to growth in our average total earning assets by $104.7 million principally in the average loans portfolio, notwithstanding a decrease in yields by 21 basis points from the comparable period.

Interest and fees on LHFI were $70.7 million for the nine months ended September 30, 2025 compared to $70.9 million for the nine months ended September 30, 2024, a decrease of $181 thousand, or 0.3%. This decrease was primarily attributable to the yield decrease on gross LHFI by 32 basis points compared to the same period last year. Interest and fees on LHFS were $9.5 million for the nine months ended September 30, 2025 compared to $6.9 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in the average balance of LHFS outstanding, notwithstanding a decrease in yields by 46 basis points.

Interest income on investment securities was $11.8 million for the nine months ended September 30, 2025 compared to $12.1 million for the nine months ended September 30, 2024, a decrease of $252 thousand, or 2.1%. This decrease was primarily due to a decrease in the average balance by $13.8 million despite the yield on investment securities increasing by 9 basis points.

Interest expense for the nine months ended September 30, 2025 was $40.7 million compared to $44.1 million for the nine months ended September 30, 2024, a decrease of $3.4 million, or 7.7%. This decrease was primarily attributable to a 48 basis point decrease in the average yield on overall total interest-bearing liabilities, primarily in money markets and time deposits, due to rates adjustments. Average borrowings outstanding decreased from September 30, 2024 to September 30, 2025 by $74.4 million, or 76.5%, principally due to payoff of a $70.0 million BTFP that was outstanding during the nine months ended September 30, 2024, while the yield increased by 210 basis points, primarily due to a $236 thousand debt issuance costs which were accelerated due to calling of the Company's subordinated debt.

Net interest margin for the nine months ended September 30, 2025 and 2024 was 3.48% and 3.32%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to the increase in average interest-earning assets coupled with a decrease in yield on total earning assets at a lower pace as compared the decrease in yield for total interest-earning liabilities as discussed above.

Provision for Credit Losses

Provision (recovery) for credit losses for the nine months ended September 30, 2025 was $2.0 million compared to ($687) thousand for the nine months ended September 30, 2024, an increase of $2.7 million. This increase was primarily attributable to increased production of LHFI and unfunded commitments, changes in economic factors, and current period net charge-offs, and an increase in reserves of individually analyzed collateral-dependent loans, offset by other changes in loss rates, coupled with a nonrecurring recapture of $1.0 million of unfunded commitments ACL during nine months ended September 30, 2024. Our allowance for credit losses as a percentage of gross LHFI at September 30, 2025 and 2024 was 1.16% and 1.11%, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2025 was $5.8 million, an increase of $3.2 million or 126.0%, compared to $2.6 million for the nine months ended September 30, 2024. This increase was primarily attributable to the previously disclosed loss on sale of AFS securities of $3.5 million, pre-tax, due to an AFS portfolio strategic repositioning during the nine months ended September 30, 2024, offset by a net decrease in other noninterest income categories, principally in gain on sale of GGL.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$1,350	$1,224	$126	10.3%
Income from mortgage originations	846	813	33	4.1
Gain on sale of government guaranteed loans	878	1,666	(788)	(47.3)
Interchange and card fee income	761	658	103	15.7
Service charges on deposit accounts	634	617	17	2.8
Losses on sale of available-for-sale securities	(10)	(3,465)	3,455	(99.7)
Other noninterest income	1,317	1,043	274	26.3
Total noninterest income (loss)	$5,776	$2,556	$3,220	(126.0)%

BOLI income increased by $126 thousand to $1.4 million for the nine months ended September 30, 2025 compared to $1.2 million for the nine months ended September 30, 2024. This increase was primarily attributable to an overall increase in total cash surrender value over time.

Mortgage banking related income increased by $33 thousand to $846 thousand for the nine months ended September 30, 2025 compared to $813 thousand for the nine months ended September 30, 2024. This increase was primarily due to higher revenue from mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees, albeit slightly lower secondary market volume.

Gain on sale of GGL decreased by $788 thousand to $878 thousand for the nine months ended September 30, 2025 compared to $1.7 million for the same period during 2024. The Company's gain on the sale of GGL volume increases or decreases based on the attractiveness of market premiums and the amount of inventory of loans that are saleable.

Interchange and card fee income increased by $103 thousand to $761 thousand for the nine months ended September 30, 2025 compared to $658 thousand for the nine months ended September 30, 2024. This increase was attributable to an increase in interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are earned on a daily basis.

Service charges on deposit accounts increased by $17 thousand to $634 thousand for the nine months ended September 30, 2025 compared to $617 thousand for the nine months ended September 30, 2024. This increase was attributable to higher number of NSF and overdraft fees charged during 2025.

Losses on sale of AFS securities were $10 thousand during the nine months ended September 30, 2025 compared to $3.5 million for the nine months ended September 30, 2024. The losses on sale of AFS securities during the nine months ended September 30, 2024 were due to a previously disclosed nonrecurring AFS portfolio strategic repositioning in 2024.

Other noninterest income increased by $274 thousand to $1.3 million for the nine months ended September 30, 2025 compared to $1.0 million for the nine months ended September 30, 2024. This increase was primarily due to a $438 thousand of income recognized from a Small Business Investment Company ("SBIC") partnership investment related to the sale of one of the fund's underlying investments; offset by a net decrease in other noninterest income, primarily other gain related to an OREO property. Apart from this SBIC partnership related income, the largest component of other non-interest income generally consists of SBA loan servicing fees. SBA loan servicing fees increased by $47 thousand during the nine months ended September 30, 2025 compared to the same period in 2024.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2025 was $35.4 million compared to $31.7 million for the nine months ended September 30, 2024, an increase of $3.6 million, or 11.5%. This increase was across all noninterest expense categories but primarily in salaries and employee benefits, due to Company's growth and compensation adjustments, other professional services and other noninterest expense.

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$20,676	$19,428	$1,248	6.4%
Occupancy and equipment	2,452	2,233	219	9.8
Software and other technology expense	2,210	1,968	242	12.3
Other professional services	2,237	1,550	687	44.3
Data processing	1,924	1,608	316	19.7
Regulatory assessment	1,124	955	169	17.7
Marketing and advertising	747	619	128	20.7
Other noninterest expense	3,997	3,372	625	18.5
Total noninterest expense	$35,367	$31,733	$3,634	11.5%

Salaries and employee benefits expense for the nine months ended September 30, 2025 was $20.7 million compared to $19.4 million for the nine months ended September 30, 2024, an increase of $1.2 million, or 6.4%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals and annual salary adjustments. The average number of full-time equivalent employees was 187 for the nine months ended September 30, 2025 compared to 180 for the nine months ended September 30, 2024.

Occupancy and equipment expense for the nine months ended September 30, 2025 was $2.5 million compared to $2.2 million for the nine months ended September 30, 2024, an increase of $219 thousand, or 9.8%. This increase was primarily due to rental increments, property taxes and depreciation, and upkeep related to the properties.

Software and technology expense for the nine months ended September 30, 2025 was $2.2 million compared to $2.0 million for the nine months ended September 30, 2024, an increase of $242 thousand, or 12.3%. This expense was primarily comprised of our information technology services, software licenses and maintenance and were commensurate with Company growth, generally.

Other professional services expense for the nine months ended September 30, 2025 was $2.2 million compared to $1.6 million for the nine months ended September 30, 2024, an increase of $687 thousand, or 44.3%. This increase was across multiple categories, but primarily in loan collection related expenses, employees recruiting fees, accounting fees and consultant fees.

Data processing expense for the nine months ended September 30, 2025 was $1.9 million compared to $1.6 million for the nine months ended September 30, 2024, an increase of $316 thousand, or 19.7%. Data processing expense increase was in line with the Company's increased wire and account processing volumes and other processing costs that were commensurate with growth, generally.

FDIC insurance and regulatory assessment expense for the nine months ended September 30, 2025 was $1.1 million compared to $955 thousand for the nine months ended September 30, 2024, an increase of $169 thousand, or 17.7%. This increase was primarily attributable to increases in capital and changes in asset mix and asset growth rates from 2024 to 2025.

Marketing and advertising expense for the nine months ended September 30, 2025 was $747 thousand compared to $619 thousand for the nine months ended September 30, 2024, an increase of $128 thousand, or 20.7%. This increase was primarily attributable to higher marketing and advertising costs associated with increased digital advertising, mailings, and sponsorships during 2025. Marketing and advertising expense is included in other noninterest expenses in our Company’s Consolidated Statements of Operations.

Other noninterest expenses, excluding marketing and advertising expense, for the nine months ended September 30, 2025 were $4.0 million compared to $3.4 million for the nine months ended September 30, 2024, an increase of $625 thousand, or 18.5%. This increase was across multiple categories but primarily was attributable to increases in board of directors fees paid in cash, as no equity award were granted to the Board of Directors in 2025, general and administrative, and OREO writedowns. Included in other noninterest expenses for the nine months ended September 30, 2025 and 2024 were directors’ fees paid in cash of $527 thousand and $238 thousand, respectively.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2025 and 2024 was $4.6 million and $4.4 million, respectively. Effective tax rates were 20.7% and 21.2% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in effective tax rate compared to the nine months ended September 30, 2024 was due to a higher recognition of tax credits during the nine months ended September 30, 2025. We carried a net deferred tax asset of $16.3 million  and $16.8 million at September 30, 2025 and 2024, respectively.

Financial Condition

Total Assets

Total assets increased $156.7 million, or 7.5%, to $2.26 billion at September 30, 2025 compared to $2.10 billion at December 31,

2024. The increasing trend in total assets was primarily attributable to growth of our loans held for investment portfolio.

Loans

Loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other of our asset category.

Average loans, including both LHFI and LHFS, were 79.4% and 77.7% of average earning assets as of September 30, 2025 and December 31, 2024, respectively. Therefore, the quality and diversification of our loan portfolio is an important consideration when reviewing our financial condition. The Company has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan and applies these procedures in a disciplined manner. Total gross loans of $1.78 billion at September 30, 2025 represent an increase of $201.1 million or 12.7% as compared to December 31, 2024.

LHFS are comprised of loans acquired through mortgage warehouse lending activities and origination of mortgage loans. We act as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. We also originate mortgage loans with customers through CSM and sell these loans to third-party investors. LHFS at September 30, 2025 were $231.6 million compared to $174.0 million at December 31, 2024. The growth in LHFS was due to increased mortgage refinance volume and growth in customers that originate higher volumes of loans.

Gross LHFI increased $143.5 million, or 10.2%, to $1.55 billion as of September 30, 2025 compared to $1.41 billion at December 31, 2024. There was a higher market demand for our commercial and retail loan products during the nine months ended September 30, 2025 from December 31, 2024 as the Company experienced strong loan demand and has been able to close many deals in the pipeline.

The Company engages in a full complement of lending activities, including CRE loans, construction loans, C&I, and consumer purpose loans. Our loan portfolio has concentrations of over 10% of LHFI in income producing CRE, senior housing, marine vessels loans, and residential mortgages with the remaining balance in other categories within commercial and retail loans categories.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial loans
Acquisition, development, and construction	$106,787	6.9%	$72,520	5.2%
Income producing CRE	371,670	23.9	321,558	22.8
Owner-occupied CRE	96,287	6.2	94,573	6.7
Senior housing	223,719	14.4	234,081	16.6
Commercial and industrial	135,039	8.7	141,626	10.0
Total commercial loans	$933,502	60.1%	$864,358	61.3%
Retail loans
Marine vessels	$318,246	20.5%	$263,657	18.6%
Residential mortgages	190,220	12.2	174,099	12.4
Cash value life insurance LOC	90,115	5.8	86,844	6.2
Other consumer	20,893	1.4	20,485	1.5
Total retail loans	$619,474	39.9%	$545,085	38.7%
Gross loans held for investment	$1,552,976	100.0%	$1,409,443	100.0%
Allowance for credit losses	(18,028)		(17,118)
Total loans held for investment, net	$1,534,948		$1,392,325

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

The following tables presents the maturity distribution of our loans as of September 30, 2025 and December 31, 2024. The tables show the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates:

	As of September 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$43	$55,334	$846	$44,355	$1,062	$534	$-	$4,613	$106,787
Income producing CRE	42,966	24,231	142,634	99,739	9,031	33,525	1,135	18,409	371,670
Owner-occupied CRE	8,315	500	40,835	3,664	7,709	11,463	1,238	22,563	96,287
Senior housing	-	124,100	965	98,654	-	-	-	-	223,719
Commercial and industrial	8,329	19,103	28,977	26,111	25,480	26,137	20	882	135,039
Total commercial loans	$59,653	$223,268	$214,257	$272,523	$43,282	$71,659	$2,393	$46,467	$933,502
Retail loans
Marine vessels	$3,769	$-	$-	$-	$30,374	$577	$255,161	$28,365	$318,246
Residential mortgages	8,770	1	2,086	1,826	17,695	6,250	88,867	64,725	190,220
Cash value life insurance LOC	-	22,664	-	67,451	-	-	-	-	90,115
Other consumer	728	50	1,445	5	9,399	140	8,798	328	20,893
Total retail loans	$13,267	$22,715	$3,531	$69,282	$57,468	$6,967	$352,826	$93,418	$619,474
Gross loans held for investment	$72,920	$245,983	$217,788	$341,805	$100,750	$78,626	$355,219	$139,885	$1,552,976

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$564	$45,304	$58	$22,037	$8	$504	$-	$4,045	$72,520
Income producing CRE	17,239	2,296	164,845	77,491	9,926	29,328	1,151	19,282	321,558
Owner-occupied CRE	3,320	1,997	38,783	3,597	9,767	9,039	1,254	26,816	94,573
Senior housing	-	84,577	981	148,523	-	-	-	-	234,081
Commercial and industrial	3,281	24,302	38,945	27,426	28,920	17,856	19	877	141,626
Total commercial loans	$24,404	$158,476	$243,612	$279,074	$48,621	$56,727	$2,424	$51,020	$864,358
Retail loans
Marine vessels	$3,292	$-	$-	$-	$25,295	$737	$204,177	$30,156	$263,657
Residential mortgages	2,400	366	5,471	727	18,558	4,678	87,921	53,978	174,099
Cash value life insurance LOC	-	15,850	-	70,994	-	-	-	-	86,844
Other consumer	1,028	363	1,584	7	11,648	121	5,397	337	20,485
Total retail loans	$6,720	$16,579	$7,055	$71,728	$55,501	$5,536	$297,495	$84,471	$545,085
Gross loans held for investment	$31,124	$175,055	$250,667	$350,802	$104,122	$62,263	$299,919	$135,491	$1,409,443

The following is a discussion of the Company's segments and classes of LHFI:

Commercial Loans

As of September 30, 2025, our total commercial loans comprised of $933.5 million or 60.1%, of loans, compared to $864.4 million, or 61.3% of loans, as of December 31, 2024. Our total commercial loans balances increased by $69.1 million, or 8.0% at September 30, 2025 compared to December 31, 2024.

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

The following table presents the balance and associated percentage of each category in our ADC loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
ADC Loans by Type
Residential Builder	$55,472	52.0%	$57,597	79.4%
Other	37,358	35.0	13,530	18.7
Multifamily	13,255	12.4	-	0.0
Office	365	0.3	-	0.0
Retail	337	0.3	-	0.0
Restaurant	-	0.0	1,393	1.9
Total ADC loans	$106,787	100.0%	$72,520	100.0%

As of September 30, 2025, our ADC loans comprised of $106.8 million, or 6.9%, of loans, compared to $72.5 million, or 5.2% of loans, as of December 31, 2024. Our ADC loans balances increased $34.3 million or 47.3% since December 31, 2024 due to continued demand of the ADC loans in our markets.

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

The following table presents the balance and associated percentage of each category in our income producing CRE loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Income Producing CRE by Type
Hospitality	$146,126	39.3%	$114,591	35.6%
Retail	76,630	20.6	72,051	22.4
Office	29,824	8.0	28,663	8.9
Multifamily	31,633	8.5	31,649	9.8
Other	70,483	19.0	46,850	14.6
Industrial	5,438	1.5	14,652	4.6
Restaurant	9,879	2.7	11,406	3.6
Medical	1,657	0.4	1,696	0.5
Total income producing CRE loans	$371,670	100.0%	$321,558	100.0%

As of September 30, 2025, our income producing CRE loans comprised of $371.7 million, or 23.9%, of loans, compared to $321.6 million, or 22.8% of loans, as of December 31, 2024. The weighted average original or renewal loan-to-value ("LTV") of income producing CRE loans with an outstanding balance of greater than $500 thousand, which makes up 96.2% of the CRE balances was 61.7% and 63.0% as of September 30, 2025 and December 31, 2024, respectively. Our income producing CRE loans balances increased $50.1 million, or 15.6% since December 31, 2024 due to a steady demand in our markets and the reclassification of certain ADC loans to this category that completed construction during the period.

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

The following table presents the balance and associated percentage of each category in our owner-occupied CRE loan portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Owner-occupied CRE by Type
Other	$41,939	43.6%	$42,502	44.9%
Restaurant	22,325	23.2	23,641	25.0
Other	12,606	13.1	13,202	14.0
Medical	6,734	7.0	8,464	9.0
Retail	3,944	4.1	3,136	3.3
Industrial	8,739	9.0	3,628	3.8
Total owner-occupied CRE loans	$96,287	100.0%	$94,573	100.0%

As of September 30, 2025, our owner-occupied CRE loans comprised of $96.3 million, or 6.2%, of loans, compared to $94.6 million, or 6.7% of loans, as of December 31, 2024. The weighted average original or renewal LTV of owner-occupied CRE loans with an outstanding balance of greater than $500 thousand, which makes up 74.7% of the balances at September 30, 2025, was 76.7% and 76.1% as of September 30, 2025 and December 31, 2024, respectively. Our owner-occupied CRE loans balances increased $1.7 million or 1.8% since December 31, 2024 as competition remains fierce for this loan type.

Senior Housing – Senior housing loans support senior adults facilities, including loans for independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities. The Company recognizes that risk from high resident turnover, pandemics, government regulation, operator risk, increases in acuity, availability and cost of qualified staffing resources, technology risk, and other risks such as liability, insurance, reimbursement and regulatory changes may impact repayment of these loans. Underwriting focuses primarily on operator quality and business operations rather than income producing CRE property quality metrics.

As of September 30, 2025, our Senior housing loans comprised of $223.7 million or 14.4%, of loans, compared to $234.1 million, or 16.6% of loans as of December 31, 2024. The weighted average original or renewal LTV of Senior housing loans was 62.0% and 62.4% as of September 30, 2025 and December 31, 2024, respectively. Our Senior housing loans were comprised of 48.8% non-owner occupied CRE, 43.2% owner-occupied CRE and 8.0% construction loans as of September 30, 2025, and were comprised of 64.7% non-owner occupied CRE, 30.9% owner-occupied CRE and 4.4% construction loans at December 31, 2024. Our Senior housing loans balances decreased $10.4 million or 4.4% since December 31, 2024 as the Company continues monitoring its concentration of Senior housing loans.

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

As of September 30, 2025, our C&I loans comprised of $135.0 million, or 8.7% of loans, compared to $141.6 million, or 10.0% of loans, as of December 31, 2024. Our C&I loans balances decreased by $6.6 million or 4.7% since December 31, 2024 due to lower production.

Retail Loans

As of September 30, 2025, our total retail loans comprised of $619.5 million, or 39.9% of loans, compared to $545.1 million, or 38.7% of loans, as of December 31, 2024. Our total retail loans balances increased $74.4 million or 13.6% since December 31, 2024 due to a higher production and demand for our retail products, primarily marine vessels and residential mortgages loans.

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

As of September 30, 2025, our residential mortgage loans comprised of $190.2 million, or 12.2% of loans, compared to $174.1 million, or 12.4% of loans, as of December 31, 2024. Our residential mortgage loans balances increased $16.1 million or 9.3% since December 31, 2024 due to continued demand for our residential mortgage products.

During the nine months ended September 30, 2025, we originated $67.2 million and sold $33.2 million in home mortgage loans. During the year ended December 31, 2024, we originated $86.0 million and sold $49.5 million in home mortgage loans.

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or another marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk from economic cycles, pandemics, government regulation, natural disasters, losses due to theft, or changes to customer's ability to meet the scheduled repayment of the marine vessel.

As of September 30, 2025, our marine vessels loans comprised of $318.2 million or 20.5%, of loans, compared to $263.7 million, or 18.6% of loans, as of December 31, 2024. Our marine vessels loans balances increased $54.6 million or 20.7% since December 31, 2024 due to higher demand for our marine vessels loans product.

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

As of September 30, 2025, our CVLI loans comprised of $90.1 million, or 5.8% of loans, compared to $86.8 million, or 6.2% of loans, as of December 31, 2024. Our CVLI loans balances increased modestly by $3.3 million or 3.8% since December 31, 2024 as higher interest rates have softened demand for the product.

As of September 30, 2025, our other consumer loans comprised of $20.9 million, or 1.4% of loans, compared to $20.5 million, or 1.5% of loans, as of December 31, 2024. Our other consumer loans balances increased $408 thousand or 2.0% since December 31, 2024 as higher interest rates have softened demand for the product.

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

The following tables provides details of the Company’s loan and lease portfolio by segment, class, and internally assigned grade at September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$106,787	$-	$-	$106,787
Income producing CRE	370,788	-	882	371,670
Owner-occupied CRE	86,533	3,579	6,175	96,287
Senior housing	205,330	12,006	6,383	223,719
Commercial and industrial	128,468	2,402	4,169	135,039
Retail loans (1)
Marine vessels	318,246	-	-	318,246
Residential mortgages	190,059	-	161	190,220
Cash value life insurance LOC	90,115	-	-	90,115
Other consumer	20,872	-	21	20,893
Total	$1,517,198	$17,987	$17,791	$1,552,976

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

Pass rated loans were 97.7% of total LHFI at September 30, 2025 as compared to 96.0% at December 31, 2024. Special mention rated loans were 1.2% of total LHFI at September 30, 2025 as compared to 1.8% at December 31, 2024. Substandard loans were 1.1% of total LHFI at September 30, 2025 as compared to 2.2% at December 31, 2024. The primary cause of the decrease in special mention and substandard loans during the comparative periods is a combination of payoffs, paydowns, and improved business performance within the Senior Housing loan portfolio.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans (1)	$14,171	$14,957
Past due loans 90 days and still accruing	21	49
Total nonperforming loans	14,192	15,006
Other real estate owned	-	864
Total nonperforming assets	$14,192	$15,870
Nonperforming loans to gross LHFI	0.91%	1.06%
Nonperforming assets to total assets	0.63%	0.76%
Allowance for credit losses to total LHFI	1.16%	1.21%

(1) Nonaccrual loans include balances of approximately $4.5 million and $4.8 million that are covered by government guarantees at September 30, 2025 and December 31, 2024, respectively.

Nonperforming loans were $14.2 million and $15.0 million at September 30, 2025 and December 31, 2024, respectively. The decrease in nonperforming loans from December 31, 2024 to September 30, 2025 was primarily due to the sale of other real estate owned and payments collected on nonaccrual loans during the period.

The following table sets forth the major classifications of nonaccrual loans as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Commercial loans
Income producing CRE	$412	$412
Owner-occupied CRE	3,149	3,425
Senior housing	6,383	6,570
Commercial and industrial	4,066	4,285
Retail loans
Residential mortgages	161	265
Total nonaccrual loans	$14,171	$14,957

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

The allowance for credit losses on loans was $18.0 million at September 30, 2025 compared to $17.1 million at December 31, 2024, an increase of $910 thousand, or 5.3% primarily attributed to increased production of LHFI, offset by changes in loss rates and a decrease in reserves on individually analyzed collateral-dependent loans.

Analysis of the Allowance for Credit Losses on Loans. The following table provides an analysis of the ACL on loans and net charge-offs for the periods presented:

	As of	As of
(dollars in thousands)	September 30, 2025	December 31, 2024
Allowance for credit losses on loans at end of period (1)	$18,028	$17,118
Loans balances:
Total loans held for investment, end of period	$1,552,976	$1,409,443
Average loans held for investment	$1,493,081	$1,418,022
Net charge-offs to average LHFI	0.03%	0.01%
Allowance for credit losses on loans to total LHFI (1)	1.16%	1.21%
Nonaccrual loans as a percentage of end of period loans	0.91%	1.06%
Allowance for credit losses on loans to nonaccrual loans at end of period (1)	127.22%	114.45%
Allowance for credit losses on loans to total nonperforming loans at end of period (1)	127.03%	114.07%

(1) Excludes allowance for credit losses for unfunded loans commitments.

At September 30, 2025, the ACL on loans totaled $18.0 million, or 1.16% of LHFI, compared to $17.1 million, or 1.21% of LHFI, at December 31, 2024. The decrease in the ACL on loans as a percentage of loans compared to December 31, 2024 was primarily attributed to changes in loan volume and mix and changes in economic factors offset by other changes in loss rates and a decrease in reserves on individually analyzed collateral-dependent loans.

For the nine months ended September 30, 2025, our net charge-off ratio as a percentage of average loans, as annualized, was 0.03%, compared to 0.01% for the year ended December 31, 2024. Originating and maintaining high quality loans is a top priority for the management.

As of September 30, 2025, our ratio of nonperforming assets to total assets was 0.63%, compared to 0.76% as of December 31, 2024. The decrease was due to the sale of other real estate owned and payments collected on nonaccrual loans during the period.

The following table allocates the allowance for credit losses on loans by loan category for the periods presented:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Amount	% of Loans in each category to total loans	Amount	% of Loans in each category to total loans
Commercial loans
Acquisition, development, and construction	$1,295	6.9%	$1,188	5.2%
Income producing CRE	7,257	23.9	5,867	22.8
Owner-occupied CRE	746	6.2	543	6.7
Senior housing	3,811	14.4	4,576	16.6
Commercial and industrial	785	8.7	751	10.0
Total commercial loans	$13,894	60.1%	$12,925	61.3%
Retail loans
Marine vessels	1,532	20.5	2,015	18.6
Residential mortgages	2,156	12.2	1,688	12.4
Cash value life insurance LOC	81	5.8	88	6.2
Other consumer	365	1.4	402	1.5
Total retail loans	$4,134	39.9%	$4,193	38.7%
Total allowance for credit losses on loans	$18,028	100.0%	$17,118	100.0%

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

As of September 30, 2025, the ACL for unfunded commitments was $3.5 million compared to $2.7 million at December 31, 2024. The increase in the ACL for unfunded commitments was primarily due to production of new loan commitments.

Net Charge-offs

The following table summarizes net charge-offs to average loans for the nine months ended September 30, 2025, as annualized, and for the year ended December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
(dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans (1)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans
Commercial loans
Acquisition, development, and construction	$89,263	$-	0.00%	$110,569	$-	0.00%
Income producing CRE	348,238	-	0.00%	260,325	-	0.00%
Owner-occupied CRE	87,880	-	0.00%	97,900	(53)	(0.05%)
Senior housing	237,939	-	0.00%	243,235	-	0.00%
Commercial and industrial	151,600	(9)	-0.01%	144,395	82	0.06%
Retail loans
Marine vessels	290,807	162	0.07%	275,236	36	0.01%
Residential mortgages	179,636	(7)	(0.01%)	170,354	(15)	(0.01%)
Cash value life insurance LOC	86,848	-	0.00%	94,428	47	0.05%
Other consumer	20,870	202	1.29%	21,580	(1)	0.00%
	$1,493,081	$348	0.03%	$1,418,022	$96	0.01%

(1) Represents annualized September 30, 2025 data.

Net charge-offs were $348 thousand and $96 thousand as of September 30, 2025 and December 31, 2024, respectively.

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

Total deposits increased $114.9 million, or 6.3%, to $1.95 billion at September 30, 2025 compared to $1.83 billion at December 31, 2024. As of September 30, 2025, 16.1% of total deposits were comprised of noninterest-bearing deposits accounts and 83.9% of interest-bearing deposit accounts compared to 16.5% and 83.5% as of December 31, 2024, respectively. These increases were due to a continued result of pursuing and winning new relationships as well as maintaining our existing relationships.

At September 30, 2025, we had total brokered CDs of $294.9 million, or 15.1% of total deposits, compared to $274.9 million, or 15.0% of total deposits, at December 31, 2024. We selectively use brokered CDs, subject to certain well defined limits, to support targeted loan growth, manage liquidity, and manage interest rate risk. Our level of brokered CDs varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered CDs are less costly than issuing internet certificates of deposit or borrowing from the FHLBA.

At September 30, 2025, our uninsured deposits were $697.9 million, or 35.8% of total deposits, compared to $667.4 million, or 36.4% of total deposits, at December 31, 2024.

The following table summarizes our average deposit balances and weighted average rates as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
(dollars in thousands)	Average Balance	Weighted Average Rate(1)	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$301,997	− %	$323,949	− %
Interest-bearing demand deposits	196,921	0.73	179,495	0.45
Money market deposits	584,943	3.17	598,621	3.73
Savings deposits	35,274	0.50	38,074	0.50
Certificates of deposits	791,445	4.10	651,974	4.62
Total interest-bearing deposits	$1,608,583	3.27%	$1,468,164	3.64%
Total deposits	$1,910,580	2.75%	$1,792,113	2.98%

(1) Annualized weighted average rate for September 30, 2025.

The following tables set forth the maturity of time deposits as of September 30, 2025:

	As of September 30, 2025
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits ($250,000 or less)	$305,367	$141,531	$118,840	$64,816	$630,554
Time deposits (more than $250,000)	80,900	64,397	26,222	416	171,935
Total time deposits	$386,267	$205,928	$145,062	$65,232	$802,489

Commercial Mortgage Servicing Rights

As of September 30, 2025 and December 31, 2024, we serviced $119.3 million and $120.4 million, respectively, of SBA and United States Department of Agriculture loans for others. The size of this loan servicing portfolio has grown over the last few years as we consistently originated and sold portions of these loans that we originate while retaining loan servicing rights. Activity for commercial mortgage servicing rights was as follows:

	As of September 30,	As of December 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$1,237	$1,125
Additions	207	426
Disposals	-	-
Other changes(1)	(288)	(314)
Balance, end of period	$1,156	$1,237

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

At September 30, 2025 and December 31, 2024, we had a maximum borrowing capacity from the FHLBA of $178.0 million and $162.8 million, respectively. We had 25.0 million and $15.0 million of FHLBA advances outstanding as of September 30, 2025 and December 31, 2024, respectively.

The Company had no line of credit outstanding as of September 30, 2025, and a $12.0 million line of credit outstanding, net of debt costs, as of December 31, 2024 with a maximum commitment availability of $24.0 million at September 30, 2025 and December 31, 2024.

As of September 30, 2025, the Company had no subordinated debt outstanding. As of December 31, 2024, the Company had $14.7 million of subordinated debt, net of debt costs, outstanding.

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

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Investment securities not classified as either held-to-maturity or trading are classified as available-for-sale. All of the securities in our investment portfolio were classified as available-for-sale as of September 30, 2025 and December 31, 2024. Investment securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of AOCI in the Consolidated Statements of Comprehensive Income. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

Securities available-for-sale consist primarily of U.S. Treasuries, municipal obligations, mortgage-backed securities, asset-backed securities, and corporate debt securities. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of September 30, 2025 and December 31, 2024, except Federal Home Loan Mortgage Corp ("FHLMC"), Federal National Mortgage Association ("FNMA') and Government National Mortgage Association ("Ginnie Mae") within those periods.

The following table summarizes the fair value of the available-for-sale securities portfolio as of September 30, 2025 and December 31, 2024:

	As of September 30,			As of December 31,
	2025			2024
(dollars in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
U.S. Treasuries	$5,994	$5,799	$(195)	$5,990	$5,612	$(378)
Municipal obligations	64,868	57,844	(7,024)	61,401	53,071	(8,330)
Mortgage-backed securities	190,263	180,610	(9,653)	181,242	166,092	(15,150)
Asset-backed securities	29,723	29,806	83	46,775	46,940	165
Corporate debt securities	61,454	60,896	(558)	64,264	63,552	(712)
Total available for sale securities	$352,302	$334,955	$(17,347)	$359,672	$335,267	$(24,405)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2025, we evaluated securities available-for-sale which had an unrealized loss to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, considering the expected life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security within the applicable maturity range. The yield on non-taxable investments was not adjusted for tax equivalency.

	As of September 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasuries	$4,995	0.98%	$999	1.28%	$-	-%	$-	-%
Municipal obligations	-	-	8,326	1.90	24,109	2.13	32,433	2.56
Mortgage-backed securities	229	3.13	27,198	2.89	13,207	3.96	149,629	3.57
Asset-backed securities	-	-	-	-	13,749	5.40	15,974	5.73
Corporate debt securities	-	-	15,161	7.54	43,251	6.03	3,042	5.58
Total available for sale securities	$5,224	1.07%	$51,684	4.06%	$94,316	4.66%	$201,078	3.61%

We utilize interest rate swaps agreements for some of our AFS securities as part of our asset-liability management strategy to help mitigate its interest rate risk. As of September 30, 2025 and December 31, 2024, the carrying amount of our hedged securities available for sale related to cumulative basis adjustment for the fair value hedges was $23.7 million and $22.6 million, respectively.

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

The Bank’s Asset and Liability Committee, as well as the Credit and Risk Committee of the Board of Directors are the primary groups responsible for monitoring the Bank’s liquidity position. We have identified various liquidity metrics and ratios, including the volatile funds ratio, non-core funding dependency ratio and loan to deposit ratio that these committees use to monitor the Bank’s liquidity position. Further, these groups are also responsible for reviewing and monitoring the stress testing of the Bank's overall liquidity under multiple liquidity stress scenarios. As of September 30, 2025 the Bank was in compliance with all internal policies and guidelines.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2025 and December 31, 2024, we had $69.5 million of unsecured federal funds lines with no amounts advanced.

As of September 30, 2025 and December 31, 2024, we had access to the Federal Reserve’s discount window in the amount of $29.7 million and $30.4 million, respectively. There were no borrowings outstanding as of September 30, 2025 and December 31, 2024 for the Federal Reserve’s discount window. We had pledged investment securities at September 30, 2025 and December 31, 2024 totaling $9.0 million and $8.5 million, respectively, as collateral for federal funds purchased. In addition, we also had pledged investment securities at September 30, 2025 and December 31, 2024, totaling $31.4 million and $32.1 million, respectively, as collateral at the Federal Reserve Bank.

At September 30, 2025 and December 31, 2024, we had $25.0 million and $15.0 million of outstanding advances from the FHLBA, respectively. Based on the values of collateral pledged, we had $145.0 million and $141.8 million as of September 30, 2025 and December 31, 2024, respectively, of additional borrowing availability with the FHLBA. We had no pledged investment securities at September 30, 2025 or December 31, 2024 pledged as collateral for the FHLBA advances. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), comprised of CET1, which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction. The capital conservation buffer in effect as of September 30, 2025 and December 31, 2024 was 4.90% and 4.97%, respectively.

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
•
10.0% Total capital to risk-weighted assets; and
•
5.0% Tier 1 leverage ratio.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2025 and December 31, 2024. Because the Company is a small bank holding company under the guidelines of the Federal Reserve and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of the dates reflected per the table below.

There have been no conditions or events since September 30, 2025 that management believes would change this classification.

The following table summarizes the capital amounts and ratios of CSB and the regulatory minimum requirements at September 30, 2025 and December 31, 2024:

	Ratio at September 30,	Ratio at December 31,	Regulatory Capital Ratio	Regulatory Capital Ratio Requirements including Capital Conservation	Minimum Requirements for "Well Capitalized" Depository
	2025	2024	Requirements	Buffer	Institution
Coastal States Bank
Total capital (to risk-weighted assets)	12.90%	12.97%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)	11.94%	12.07%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)	11.94%	12.07%	4.50%	7.00%	6.50%
Tier 1 leverage	11.15%	10.64%	4.00%	4.00%	5.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at September 30, 2025 and December 31, 2024:

	Payments Due at September 30, 2025
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,147,183	$-	$-	$-	$1,147,183
Time deposits	737,257	65,129	103	-	802,489
Other borrowings (1)	25,000	-	-	-	25,000
Operating lease liabilities	842	1,699	1,463	1,283	5,287
Total contractual obligations	$1,910,282	$66,828	$1,566	$1,283	$1,979,959

(1) $25 million FHLB of Atlanta advance outstanding.

	Payments Due at December 31, 2024
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,075,601	$-	$-	$-	$1,075,601
Time deposits	754,997	3,850	354	-	759,201
Other borrowings (1)	27,000	-	-	15,000	42,000
Operating lease liabilities	987	1,642	1,380	1,302	5,311
Total contractual obligations	$1,858,585	$5,492	$1,734	$16,302	$1,882,113

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

See Note 4 of our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2025 and December 31, 2024.

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

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Tangible Common Equity:
Total shareholders' equity	$250,438	$209,365	$202,104	$195,232	$193,303	$250,438	$193,303
Less: Goodwill and intangibles	(6,186)	(6,190)	(6,199)	(6,386)	(6,451)	(6,186)	(6,451)
Adjusted for: Mortgage servicing rights	1,156	1,122	1,093	1,237	1,258	1,156	1,258
Tangible Common Equity	$245,408	$204,297	$196,998	$190,083	$188,110	$245,408	$188,110
Common share outstanding	11,978,921	$10,278,921	10,274,271	10,270,146	10,250,446	11,978,921	10,250,446
Book value per common share	20.91	20.37	19.67	19.01	18.86	20.91	18.86
Tangible book value per common share	20.49	19.88	19.17	18.51	18.35	20.49	18.35
Tangible assets:
Total assets	$2,255,389	$2,221,245	$2,190,391	$2,098,712	$2,129,346	$2,255,389	$2,129,346
Less: goodwill and intangibles	(6,186)	(6,190)	(6,199)	(6,386)	(6,451)	(6,186)	(6,451)
Adjusted for: Mortgage servicing rights	1,156	1,122	1,093	1,237	1,258	1,156	1,258
Tangible assets	$2,250,359	$2,216,177	$2,185,285	$2,093,563	$2,124,153	$2,250,359	$2,124,153
Tangible common equity to tangible assets	10.91%	9.22%	9.01%	9.08%	8.86%	10.91%	8.86%

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

The following table reconciles our efficiency ratio, as adjusted, and noninterest income to total revenue ratio for the periods set forth below.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
GAAP-based efficiency ratio	55.69%	60.85%	61.26%	56.70%	54.35%	59.14%	61.49%
Net interest income	$19,190	$18,078	$16,759	$16,271	$16,966	$54,027	$49,051
Noninterest income (loss)	2,100	1,795	1,881	1,958	2,961	5,776	2,556
Adjusted for:
Loss on sale of AFS securities (1)	10	-	-	-	-	10	3,465
Adjusted revenue	$21,300	$19,873	$18,640	$18,229	$19,927	$59,813	$55,072
Total noninterest expense	11,856	12,092	11,419	10,335	10,830	35,367	31,733
Less: Merger expenses	-	-	-	-	-	-	-
Adjusted noninterest expense	$11,856	$12,092	$11,419	$10,335	$10,830	$35,367	$31,733
Efficiency ratio, as adjusted	55.66%	60.85%	61.26%	56.70%	54.35%	59.13%	57.62%
Noninterest income to total revenue	9.86%	9.03%	10.09%	10.74%	14.86%	9.66%	4.95%
Adjusted noninterest income to total adjusted revenue	9.91%	9.03%	10.09%	10.74%	14.86%	9.67%	10.93%

(1) For the nine months ended September 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

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

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Average common shares outstanding - basic	11,941,965	10,277,721	10,273,125	10,250,446	10,250,446	10,837,050	10,180,788
Basic earnings per share	$0.56	$0.58	$0.49	$0.56	$0.78	$1.64	$1.59
Average common shares outstanding - diluted	12,325,462	10,612,255	10,642,078	10,596,364	10,544,087	11,217,972	10,420,646
Diluted earnings per share	$0.54	$0.57	$0.47	$0.54	$0.75	$1.58	$1.55
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Adjusted for:
Loss on sale of AFS securities, net of tax (1)	8	-	-	-	-	8	2,654
Adjusted net income	$6,749	$5,965	$5,050	$5,704	$7,884	$17,764	$18,854
Adjusted basic earnings per share	$0.57	$0.58	$0.49	$0.56	$0.77	$1.64	$1.85
Adjusted diluted earnings per share	$0.54	$0.57	$0.47	$0.54	$0.75	$1.58	$1.81

(1) For the nine months ended September 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles our adjusted net income and return on average assets, as adjusted, for the periods set forth below.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Average assets	2,225,978	2,196,716	2,111,196	2,117,357	2,130,485	2,178,970	2,077,145
Return on average assets (1)	1.20%	1.09%	0.97%	1.07%	1.47%	1.09%	1.04%
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Adjusted for:
Loss on sale of AFS securities, net of tax (2)	8	-	-	-	-	8	2,654
Adjusted net income	$6,749	$5,965	$5,050	$5,704	$7,884	$17,764	$18,854
Average assets	$2,225,978	$2,196,716	$2,111,196	$2,117,357	$2,130,485	$2,178,970	$2,077,145
Adjusted return on average assets (1)	1.20%	1.09%	0.97%	1.07%	1.47%	1.09%	1.21%

(1) Represents annualized data.

(2) For the nine months ended September 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles our adjusted net income and return on average equity, as adjusted, for the periods set forth below.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Average shareholders' equity	246,688	205,837	199,763	194,724	185,434	217,601	175,895
Return on average shareholders' equity (1)	10.84%	11.62%	10.25%	11.65%	16.91%	10.91%	12.30%
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Adjusted for:
Loss on sale of AFS securities, net of tax (2)	8	-	-	-	-	8	2,654
Adjusted net income	$6,749	$5,965	$5,050	$5,704	$7,884	$17,764	$18,854
Average shareholders' equity	$246,688	$205,837	$199,763	$194,724	$185,434	$217,601	$175,895
Adjusted return on average shareholders' equity (1)	10.85%	11.62%	10.25%	11.65%	16.91%	10.91%	14.32%

(1) Represents annualized data.

(2) For the nine months ended September 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles, as of the dates set forth below, the calculation of the return on average equity (on a GAAP basis) to the calculation of the return on average tangible equity and the calculation of the adjusted return on average tangible equity.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Average shareholders' equity	246,688	205,837	199,763	194,724	185,434	217,601	175,895
Return on average shareholders' equity	10.84	11.62%	10.25%	11.65%	16.91%	10.91%	12.30%
Average Tangible Common Equity:
Average shareholders' equity	$246,688	$205,837	$199,763	$194,724	$185,434	$217,601	$175,895
Less: Average goodwill and intangibles	(6,176)	(6,168)	(6,328)	(6,432)	(6,257)	(6,224)	(6,352)
Adjusted for: Average mortgage servicing rights	1,128	1,082	1,198	1,263	1,041	1,136	1,089
Average tangible common equity	$241,640	$200,751	$194,633	$189,555	$180,218	$212,513	$170,632
Return on average tangible common (1) shareholders' equity	11.07%	11.92%	10.52%	11.97%	17.40%	11.17%	12.68%
Net income	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Adjusted for:
Loss on sale of AFS securities, net of tax (2)	8	-	-	-	-	8	2,654
Adjusted net income	$6,749	$5,965	$5,050	$5,704	$7,884	$17,764	$18,854
Average tangible common equity	$241,640	$200,751	$194,633	$189,555	$180,218	$212,513	$170,632
Adjusted return on average tangible common equity (1)	11.08%	11.92%	10.52%	11.97%	17.40%	11.18%	14.76%

(1) Represents annualized data.

(2) For the nine months ended September 30, 2024 consists of loss on sale of available-for-sale securities due to non-routine strategic portfolio restructuring.

The following table reconciles, as of the dates set forth below, the calculation of the nonperforming assets to total assets ratio (on a GAAP basis) and the calculation of the adjusted nonperforming assets to total assets ratio. Adjusted nonperforming assets to total assets ratio is calculated by adjusting for the guaranteed portions of nonaccrual loans from the total nonperforming assets.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Total nonperforming assets	$14,192	$14,704	$15,370	$15,870	$9,321	$14,192	$9,321
Total assets	2,255,389	2,221,245	2,190,391	2,098,712	2,129,346	2,255,389	2,129,346
GAAP-based nonperforming assets to total assets	0.63%	0.66%	0.70%	0.76%	0.44%	0.63%	0.44%
Total nonperforming assets	$14,192	$14,704	$15,370	$15,870	$9,321	$14,192	$9,321
Adjusted for:
Guaranteed portions of nonaccrual loans	4,457	4,583	4,692	4,811	4,916	4,457	4,916
Adjusted total nonperforming assets	$9,735	$10,121	$10,678	$11,059	$4,405	$9,735	$4,405
Total assets	$2,255,389	$2,221,245	$2,190,391	$2,098,712	$2,129,346	$2,255,389	$2,129,346
Adjusted nonperforming assets to total assets	0.43%	0.46%	0.49%	0.53%	0.21%	0.43%	0.21%

The following table reconciles net income (on a GAAP basis), as of the dates set forth below, to the calculation of the pre-tax, pre-provision net revenue ("PPNR"). PPNR is calculated by adjusting for the income tax expense and the provision for credit losses to the net income.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Net income (GAAP-based)	$6,741	$5,965	$5,050	$5,704	$7,884	$17,756	$16,200
Plus:
Income tax expense	2,040	1,064	1,542	950	2,236	4,646	4,361
Provision (recovery) for credit losses	653	752	629	1,240	(1,023)	2,034	(687)
Pre-tax, pre-provision net revenue	$9,434	$7,781	$7,221	$7,894	$9,097	$24,436	$19,874

The following table reconciles total deposits, as of the dates set forth below, to the calculation of the Company's core deposits.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2025	2025	2025	2024	2024	2025	2024
Total Deposits	$1,949,672	$1,968,301	$1,937,693	$1,834,802	$1,807,315	$1,949,672	$1,807,315
Less:
Brokered CDs	294,908	307,892	287,335	274,898	178,609	294,908	178,609
Core deposits (1)	$1,654,764	$1,660,409	$1,650,358	$1,559,904	$1,628,706	$1,654,764	$1,628,706

(1) The Company defines its core deposits as total deposits less brokered certificates of deposits.

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

Our policy is based on the 12-month impact on net interest revenue of interest rate shocks. Our shock scenario assumes rates immediately change the full amount at the scenario onset. The following table presents our interest sensitivity position at September 30, 2025 and December 31, 2024:

	Net Interest Income Sensitivity
	12 Month Projection
(Shock in basis points)	-200	-100	+100	+200
September 30, 2025	(5.96)%	(3.76)%	4.00%	6.69%
December 31, 2024	(5.32)%	(2.88)%	4.10%	7.28%

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

The following table sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the yield curve at September 30, 2025 and December 31, 2024:

	Economic Value of Equity Sensitivity
(Shock in basis points)	-200	-100	+100	+200
September 30, 2025	(3.12)%	(1.05)%	0.56%	(0.94)%
December 31, 2024	(3.51)%	(1.13)%	(0.19)%	(2.22)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

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

CoastalSouth Bancshares, Inc.

Date: November 7, 2025	By:	/s/ Stephen R. Stone
Stephen R. Stone
President and Chief Executive Officer

Date: November 7, 2025	By:	/s/ Anthony P. Valduga
Anthony P. Valduga
Chief Financial Officer & Chief Operating Officer