Form 10-K
period 2025-12-31
CoastalSouth Bancshares, Inc.
filed 2026-03-12
CIK 1297107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42730

COASTALSOUTH BANCSHARES, INC.

(Exact name of Registrant as specified in its Charter)

Georgia	57-1184730
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
400 Galleria Parkway, Suite 1900 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 396-4605

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	COSO	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant closed the initial public offering of its common stock on July 2, 2025. Accordingly, as of June 30, 2025, there was no public trading market for the registrant’s common stock.

As of March 5, 2026, the registrant had outstanding 11,985,414 shares of common stock, $1.00 par value per share.

———————————————————————————————————————————

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated into Part III hereof by reference.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on client behavior, including the velocity and levels of deposit withdrawals and loan repayment, the risk of accelerated deposit outflows driven by digital banking channels, real-time payments, or social media-driven concerns that may materially increase liquidity risk;
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
•
credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate, and Small Business Administration ("SBA") loan portfolios;
•
a breach in security of our information systems, including the occurrence of a cyber-attack incidents or a deficiencies in cyber security;
•
political instability or civil unrest and/or acts of war or terrorism;
•
changes or new fiscal and monetary policies of the federal government and its agencies;
•
our ability to comply with consumer protection laws, including the Community Reinvestment Act ("CRA") and fair lending laws;
•
our ability to comply with various governmental and regulatory requirements, including supervisory actions by federal and state banking agencies;
•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this Annual Report on Form 10-K.
•
changes in the quality or composition of our loan or investment portfolios;
•
our hedging strategies to mitigate risks associated with changes in interest rates;
•
our dependence on third-party service providers;
•
inaccuracies or other failures from the use of models, including the failure of assumptions and estimates, as well as differences in, and changes to, economic, market, and credit conditions;
•
continued or increasing competition and innovation from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•
our ability to attract and retain skilled people;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board ("FASB"), the U.S. Securities and Exchange Commission (the "SEC"), or the Public Company Accounting Oversight Board;
•
risks related to potential acquisitions;
•
changes in the scope and cost of Federal Deposit Insurance Corporation ("FDIC") insurance and other coverage;
•
restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
•
our ability to maintain adequate internal controls over financial reporting;
•
potential claims, damages, penalties, fines, costs, and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this Annual Report on Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results. These forward-looking statements represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. However, the events and circumstances reflected in the forward-looking statements may not be achieved or occur. For example, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Any forward-looking statement speaks only as of the date on which it is made, and except as required by applicable law, we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

These statements are inherently uncertain, and we cannot guarantee future results, performance or achievements. For a discussion of these and other risks that may cause actual results to differ from expectations, refer to the section entitled “Risk Factors” and other information contained in this Annual Report on Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC.

PART I

Item 1. Business

Our Company

CoastalSouth Bancshares, Inc. (the “Company”), is a bank holding company headquartered in Atlanta, Georgia. The Company was incorporated under the laws of the Commonwealth of Virginia on May 24, 2004, and converted to a corporation organized under the laws of the State of Georgia on May 12, 2023. We operate through our wholly-owned banking subsidiary, Coastal States Bank (the "Bank" or "CSB"), a South Carolina state-chartered commercial bank. We currently operate 11 retail banking branches in three primary markets, including the Lowcountry of South Carolina, Savannah, Georgia, and metro Atlanta, Georgia. CSB also operates four specialty lines of business, including Senior Housing, Marine Lending, Government Guaranteed Lending, and Mortgage Banker Finance ("MBF"). The deposits of CSB are insured by the FDIC. Coastal States Mortgage, Inc. (“CSM”), a wholly owned subsidiary of CSB, is a mortgage company focused on originating and single-family residential mortgages, some of which are retained in the portfolio. As of December 31, 2025, we had total assets of $2.31 billion, total loans held-for-investment ("LHFI") of $1.62 billion, total deposits of $1.99 billion and total shareholders’ equity of $259.5 million. In this report on Form 10-K, the words “the Company,” “we,” “us,” and “our” refer to CoastalSouth Bancshares, Inc., together with CSB and CSB’s wholly owned subsidiaries, except where the context requires otherwise.

We are a full-service commercial bank focused on delivering personalized service in an efficient and reliable manner to the small-to medium-sized businesses and individuals in our markets. We offer a suite of loan and deposit products tailored to meet the needs of the businesses and individuals already established in the communities that we serve. Through our experienced management team and talented employees, we are able to connect one-on-one with our customers and provide them with services and products in a competent manner.

We have successfully grown our franchise since our founding primarily through de novo branch openings in vibrant markets where we feel our banking products and services will be well-received and through two prior acquisitions. We have a proven track record of opening these new branches in a disciplined, cost efficient manner, without compromising the quality of our customer service or our profitability. Our consistent expansion efforts have given us the know-how and expertise to lower the cost of opening and operating de novo branches, allowing each of these branches to quickly become profitable.

We believe that our relationship-oriented approach to banking, our tailored lending products, our branch network, and our highly replicable growth model have laid the foundation for achieving sustainable, profitable growth.

We completed an initial public offering of our common stock in July 2025 as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Our common stock is listed on the New York Stock Exchange under the symbol “COSO”.

Lending Activities

We maintain a diversified loan portfolio based on the type of customer (i.e., commercial compared to retail), type of loan product (e.g., acquisition, development and construction ("ADC") loans, income producing commercial real estate ("CRE") loans, owner-occupied CRE loans, senior housing loans, commercial and industrial loans, residential mortgage loans and marine loans), geographic location and industries in which our business customers are engaged (e.g., retail, hospitality, etc.).

We principally focus our lending activities on loans that we originate from borrowers located in our market areas. We seek to be the premier provider of lending products to the small to medium-sized businesses and individual borrowers in the communities that we serve supplemented by national specialty lines of business. Lending activities primarily originate from the relationships and efforts of our own, with an emphasis on providing, which operate outside of our traditional community banking markets banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

The sections below discuss our general loan categories as of December 31, 2025.

Commercial Loans

Acquisition, Development, and Construction Loans — Our ADC loans are comprised of both loans and credit lines for the purpose of purchasing, carrying, and developing land into residential subdivisions or various types of commercial developments, such as industrial, hospitality, warehouse, retail, office, and multi-family. This category also includes loans and credit lines for construction of residential developments, multi-family buildings, and commercial buildings. The Company generally engages in ADC lending primarily in local markets served by its branches, and through our homebuilder finance and government guaranteed lending lines of business.

Income Producing CRE — Our Income Producing CRE loans include loans to finance income-producing commercial and multifamily properties. Lending in this category is generally limited to properties located in the Company’s market area with only limited exposure to properties located elsewhere but owned by in-market borrowers. Loans in this category include loans for neighborhood retail centers, medical and professional offices, single retail stores, warehouses and apartments leased generally to local businesses and residents. The underwriting of these loans takes into consideration the occupancy, rental rates, and local market demand as well as the financial health of the borrower.

Owner-Occupied CRE — Owner-occupied CRE loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees, if applicable, are generally required for these loans.

Senior Housing — Senior housing loans support senior adult facilities, communities generally restricted for adults over the age of 55 years old. These types of loans include independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities.

Commercial and Industrial — Commercial and industrial ("C&I") loans are loans and lines of credit to finance business operations, equipment and other non-real estate collateral primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal and/or corporate guarantees are generally obtained where available and prudent.

Retail Loans

Residential Mortgages — Residential mortgages are first or second-lien loans secured by a primary residence or second home. This category includes permanent mortgage financing, construction loans to individual consumers, and home equity lines of credit. The loans are generally secured by properties located within the local market area of the Bank's retail footprint which originates and services the loan. These loans are underwritten in accordance with the Company’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value. In addition to loans originated through the Company’s branches, the Company originates and services residential mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines.

Marine Vessels — Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or another marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel.

Cash Value Life Insurance Line of Credit — Cash value life insurance ("CVLI") encompasses multiple types of life insurance that contain a cash value account. This cash value component typically earns interest or other investment gains and grows tax deferred. CVLI loans are generally lines of credit secured by cash value life insurance of the debtor and can be originated for personal or business purposes. Upon the delinquency of the loan or lapse of an insurance policy premium payment, the Company pursues liquidation of the policy cash value in order to satisfy the loan.

Other Consumer — Other consumer loans primarily includes unsecured student loans and other secured and unsecured consumer purpose loans. Certain loans are secured by recreational vehicles and other such tangible property. These types of loans may be impacted by negative macroeconomic conditions impacting individual consumers, such as increased unemployment, which can reduce a borrower’s ability to repay the loan.

Loans Held-for-Sale

Loans held-for-sale ("LHFS") are comprised of loans acquired through mortgage warehouse lending activities and origination of mortgage loans. The Company serves as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. The Company also originates mortgage loans with customers through CSM and sells the majority of these loans to third-party investors. LHFS at December 31, 2025 was $170.9 million, compared to $174.0 million at December 31, 2024.

Other Products and Services

We offer banking products and services that are competitively priced with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, mobile banking solutions for iPhone and Android devices, including remote check deposit with mobile bill pay. We offer ATMs and banking by telephone, mail and personal appointment. We also offer debit cards with no ATM surcharges or foreign ATM fees for checking customers, direct deposit, cashier’s checks, as well as treasury management services, wire transfer services and automated clearing house (“ACH”) services.

We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting, transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of remote deposit capture, positive pay, zero balance accounts and sweep accounts.

We evaluate our services on an ongoing basis and will add or remove services based upon the perceived needs and financial requirements of our customers, competitive factors, and our financial and other capabilities. Future services may also be significantly influenced by improvements and developments in technology and evolving state and federal laws and regulations.

Investment Securities

We use our investment portfolio to provide for the investment of excess funds at acceptable risk levels while providing liquidity to fund loan demand or to offset fluctuations in deposits. Our portfolio consists primarily of residential and commercial mortgage-backed securities, asset-backed securities, U.S. Treasury, U.S. agency and municipal obligations. Securities classified by us as available-for-sale ("AFS") securities are recorded on our balance sheet at fair value at each balance sheet date. Changes in fair value on AFS securities are generally recorded directly in our shareholders’ equity account and are not recognized in our income statement. Securities classified by us as held-to-maturity ("HTM") are recorded at amortized cost.

We have nonmarketable equity securities that consist of our investment in Federal Home Loan Bank ("FHLB") stock and Federal Reserve Bank ("FRB") stock.

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board of directors and members of our Asset-Liability Committee (“ALCO”). Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our Investment Committee, comprised of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Treasurer. During its monthly ALCO meetings, the committee reviews the Bank’s investment portfolio for any significant changes or risks. We actively monitor our investments on an ongoing basis to identify any material changes in the securities portfolio. We also review our securities for potential credit impairment at least quarterly.

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits1, is an

1 This is a non-GAAP measure. The Company defines its core deposits as total deposits less brokered certificates of deposit.

important aspect of our business, and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2025, we had $1.99 billion of total deposits with a total weighted average deposit cost of 2.71%. Of our total demand deposits as of December 31, 2025, $526.9 million, or 26.5%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider total deposits excluding brokered certificates of deposit as core deposits because we have many business and personal customers with deposit balances greater $250,000. As of December 31, 2025, 84.6%, or $1.68 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank. As of December 31, 2025, we had brokered deposits of $307.3 million compared to $275.3 million as of December 31, 2024.

As of December 31, 2025, our fifteen largest depositor relationships, excluding brokered deposits, totaled $202.8 million, or 10.2%, of total deposits. Our deposits with directors and affiliated entities totaled $43.7 million for the same period. A withdrawal of some or all of these balances over a short period could create liquidity pressure, require the use of higher-cost funding sources, or impact balance sheet stability, particularly during periods of market stress or declining depositor confidence.

Competition

The banking industry is highly competitive, and we face strong competition from many other financial institutions. Our principal competitors are commercial and community banks, credit unions, savings and loan associations, mortgage banking firms and online mortgage lenders and consumer finance companies, including large national financial institutions that operate in our market. Our profitability depends in large part upon our continued ability to successfully compete with these institutions for lending opportunities, deposit funds, financial products, bankers and potential acquisition targets.

We conduct business through 11 branch locations in the Hilton Head Metropolitan Statistical Area ("MSA"), the Savannah MSA, and the Atlanta MSA. Many other commercial and community banks, savings institutions, credit unions and other financial institutions maintain a physical presence in our market areas, and some maintain only a virtual presence. Many of these competitors are larger than us, have significantly more resources, greater brand recognition and more extensive and established branch networks or geographic footprints than we do, and may be able to attract customers more effectively than we can. Because of their scale, many of these competitors can be more aggressive than we can on loan and deposit pricing and may better afford and make broader use of media advertising, support services and electronic technology than we do. We also have non-bank competitors, including mortgage companies, credit card issuers, money market mutual funds, brokerage firms, governmental and corporation bond issuers, peer-to-peer lending businesses, crowdfunding, stablecoins, cryptocurrency exchanges, and financial technology (fintech) companies. These non-bank competitors have fewer regulatory constraints and may have lower cost structures. To offset these competitive disadvantages, we concentrate marketing efforts in the local markets we service with local advertisements, and personal contacts, and we depend on our reputation as having greater personal service, consistency, flexibility and the ability to make credit and other business decisions quickly.

Liquidity and Interest Rate Risk Management

Our liquidity planning framework is focused on robust forecasting and risk management to ensure predictable funding needs and availability. We strive to maintain the lowest cost of funding available while maintaining stable sources of liquidity. To achieve these objectives, we utilize a simple funding and capital structure consisting primarily of deposits and common equity. We remain continually focused on growing our noninterest-bearing and other low-cost core deposits while replacing higher cost funding sources, including wholesale time deposits and other borrowed debt, to fund our balance sheet growth.

In addition, we monitor our liquidity risk by adopting policies to define potential liquidity problems, reviewing and maintaining an updated contingency funding plan, testing our sources of funds availability at least annually and providing a prudent capital structure consistent with our credit standing and plans for strategic growth.

Our Board of Directors has established the Assets Liability Committee at the management level to ensure appropriate risk measurement by requiring:

•
quarterly testing of interest rate risk exposure;
•
proactive liquidity and interest rate risk identification and measurement;
•
liquidity forecasting under hypothetical stress scenarios;
•
stress testing of key interest rate risk modeling assumptions; and
•
quarterly risk presentations by senior management

Human Capital Resources

We recognize that our most valuable asset is our people. To facilitate talent attraction and retention, we strive to create an inclusive, safe and healthy workplace with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and welfare programs.

Employee Profile

As of December 31, 2025 and 2024, the Company employed 196 and 179 employees respectively. Of these employees, one and two were part time employees as of December 31, 2025 and 2024, respectively. None of our employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Compensation and Benefits

We provide a competitive compensation and benefits program to help meet the needs of our employees. In addition to salaries, these programs include annual bonus opportunities, a 401(k) plan with an employer matching contribution, healthcare and insurance benefits, flexible spending accounts, paid time off, parental and family leave and a team member assistance program.

Learning and Development

We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that empowers, intellectually grows, and professionally develops our colleagues. In particular, we facilitate the educational and professional development of our employees through support to attend conferences and obtain licenses and certifications while employed by us.

Corporate Information

Our principal executive offices are located at 400 Galleria Parkway, Suite 1900, Atlanta, Georgia 30339, and our telephone number at that address is (678) 396-4605. Our website address is https://www.coastalstatesbank.com. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Public Information

Persons interested in obtaining information on the Company may read and copy any materials that we file with the SEC. The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available, free of charge, on or through our website, https://www.coastalstatesbank.com/about-us/investor-relations/sec-filings, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

Regulation and Supervision

General

We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and the Bank, are difficult to predict. Regulatory agencies may issue enforcement actions, policy statements, interpretive letters, and similar written guidance applicable to us or to the Bank. Changes in applicable laws, regulations, or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and the Bank’s business, operations, and earnings.

We and the Bank, and in some cases, our non-bank affiliates, must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and clients, the Deposit Insurance Fund ("DIF") of the FDIC, and the U.S. banking and financial system rather than holders of our securities.

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If we become subject to, and are unable to comply with, the terms of any regulatory actions or directives, supervisory agreements or orders, we could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common and preferred stock.

Activity Limitations. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Source of Strength Obligations. A bank holding company, such as the Company, is required to act as a source of financial and managerial strength to its subsidiary bank. The term “source of financial strength” means the ability of a company, such as the Company, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Wall Street Reform and Consumer

Protection Act ("Dodd-Frank Act"), any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

Acquisitions. The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Georgia or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the Community Reinvestment Act, further described below; and (4) the effectiveness of the companies in combatting money laundering.

Change in Control. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company or before acquiring control of the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Sarbanes-Oxley Act of 2002. As a public company that files periodic reports with the SEC, under the Exchange Act, the Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures are designed to comply with the requirements of the Sarbanes-Oxley Act. As an emerging growth company, we are not required to obtain an audit opinion on the effectiveness of the Company's internal controls over financial reporting for five years from the time of our initial public offering ("IPO") or until we no longer qualify as an emerging growth company.

Corporate Governance. The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholder votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our Board of Directors. The Company is not required to comply with this requirement while it is an emerging growth company.

Other Regulatory Matters. We and our subsidiaries are subject to oversight by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Public Company Accounting Oversight Board ("PCAOB"), the New York Stock Exchange and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct adverse material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios. These include a Common Equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.

The Bank is also required to maintain capital at a minimum level based on total assets, which is known as the Tier 1 leverage ratio. The leverage capital ratio is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items.

These rules require the Bank to maintain:

(i) a minimum ratio of CET1 to risk-weighted assets of 4.5%,

(ii) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%,

(iii) a minimum ratio of total-capital to risk-weighted assets of 8.0% and,

(iv) a minimum leverage ratio of Tier 1 capital to average total assets, after certain adjustments, of 4.0%.

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
•
10.0% Total capital to risk-weighted assets; and
•
5.0% Tier 1 leverage ratio.

As of December 31, 2025 and 2024, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer. Because the Company is a small bank holding company under the guidelines of the Federal Reserve and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

Payment of Dividends

We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from the Bank. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends that we may pay.

The principal source of the Company’s cash revenue is dividends from the Bank. There are various legal and regulatory provisions that limit the amount of dividends the Bank can pay to the Company without regulatory approval. Under the South Carolina Code of Laws, state-chartered banks are authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina Board of Financial Institutions ("SCBFI"), provided that the bank received a composite rating of one or two at the last examination conducted by the State or Federal regulatory authority. All other cash dividends require the specific approval the SCBFI. Moreover, an institution’s failure to exceed the capital conservation buffer set forth in the capital rules with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, an insured depository institution is generally prohibited from making capital distributions, including paying dividends, or paying management fees to a holding company, if the institution would thereafter be undercapitalized. Finally, it is prohibited for a depository institution to pay dividends on its capital stock if it is in default of its payment of deposit insurance assessments to the FDIC.

In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The Federal Reserve has indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve has also indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. Prior approval by the Federal Reserve is required if the total of all dividends declared by the Bank in any calendar year exceeds the Bank’s profits for that year combined with its retained net profits for the preceding two calendar years.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•
its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•
its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•
it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The Company did not pay any dividends during the years ended December 31, 2025 or December 31, 2024.

Regulation of the Bank

The Bank is organized under and subject to the laws of the state of South Carolina. It is a member of the Federal Reserve System and its deposits are insured under the DIF of the FDIC up to applicable legal limits. The Bank is subject to extensive regulation, supervision and examination by, and the enforcement authority of, the SCBFI and FRB, and to a lesser extent by the FDIC, as its deposit insurer. The Bank is also subject to federal financial consumer protection and fair lending laws and regulations of the CFPB, though, because it has less than $10 billion in total consolidated assets, the FRB and SCBFI are responsible for examining and supervising the Bank’s compliance with these laws. The regulatory structure establishes a comprehensive framework of activities in which a state member bank may engage and is primarily intended for the protection of depositors, customers and the DIF. The regulatory structure gives the regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

Broadly, regulations applicable to the Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by the Bank; and requirements governing risk management practices. The Bank is permitted under federal law to branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.

Transactions with Affiliates and Insiders. The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Company and all of its nonbank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as the Bank, to their directors, executive officers and principal shareholders.

Reserves. Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily interest-bearing and non-interest bearing checking accounts. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the Federal Reserve.

FDIC Insurance Assessments and Depositor Preference. The Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. The Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

As of September 30, 2025, the DIF reserve ratio reached 1.40%, exceeding the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted a final plan and increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including Synovus Bank, if the DIF reserve ratio is not maintained.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

Standards for Safety and Soundness. The Federal Deposit Insurance Act requires the federal bank regulatory agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Anti-Money Laundering. A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

The Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. In 2024, US federal regulators proposed amendments to modernize Anti-Money Laundering ("AML") and Countering the Financing of Terrorism ("CFT") program requirements. Aligned with the Anti-Money Laundering Act of 2020, the rules mandate a risk-based approach requiring institutions to identify, evaluate, and document risks based on business activities and national priorities.

Economic Sanctions. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•
Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
•
Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in

CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.

Community Reinvestment Act. The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FRB, in connection with its examination of the Bank, to assess our record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank, including applications to establish branches and acquire other financial institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent FDIC CRA rating was “Satisfactory.”

In 2023, the Federal Reserve, Office of the Comptroller of the Currency ("OCC"), and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.

Privacy and Cybersecurity Security Laws. The Bank is subject to a variety of federal and state privacy laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act (the "GLB Act") requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. As a result, financial institutions, like the Bank, are expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their primary federal regulator within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” In addition, effective in December 2023, the SEC issued a new rule that requires registrants to disclose material cybersecurity incidents within four business days. In addition, effective in December 2023, the SEC enhanced and standardized the disclosure obligations related to a registrant's cybersecurity risk management, strategy, and governance. Our information security protocols are designed in part to adhere to the requirements of bank regulatory guidance and these enhanced SEC disclosure requirements. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our clients are located.

See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.

Consumer Protection Laws. While consumer lending is not currently a significant focus of our business, we are subject to numerous laws and regulations intended to protect consumers, in addition to those discussed above, when lending or offering deposit products to consumers. These laws include, among others: the Truth in Lending Act, Truth in Savings Act, Electronic Funds Transfer Act, Expedited Funds Availability Act, Equal Credit Opportunity Act, Fair and Accurate Credit Transactions Act, Fair Housing Act, Fair Credit Reporting Act, Fair Debt Collection Act, the GLB Act, Home Mortgage Disclosure Act, Right to Financial Privacy Act, Real Estate Settlement Procedures Act, laws regarding unfair and deceptive acts and practices and usury laws. Additionally, the Dodd-Frank Act created the CFPB, which has authority to issue regulations prohibiting unfair, deceptive or abusive acts or practices.

Mortgage Regulation. Pursuant to rules adopted by the CFPB, banks that make residential mortgage loans are required to make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, require that certain mortgage loans contain escrow payments, obtain new appraisals under certain circumstances, comply with integrated mortgage disclosure rules, and follow specific rules regarding the compensation of loan originators and the servicing of residential mortgage loans.

Non-Discrimination Policies. The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”), and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Emerging Growth Company Status and Smaller Reporting Company Status

We are an emerging growth company under the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, we will also not be subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company.

We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of our initial offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company at the end of the fifth year after the completion date of our initial offering.

We are also a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act. Smaller reporting companies may take advantage many of the same exemptions from disclosure requirements as emerging growth companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain a smaller reporting company until the end of the fiscal year in which (1) we have a public common equity float of more than $250 million, or (2) we have annual revenues for the most recently completed fiscal year of more than $100 million and a public common equity float or public float of more than $700 million. We also would not be eligible for status as a smaller reporting company if we become an investment company, an asset-backed issuer or a majority-owned subsidiary of a parent company that is not a smaller reporting company.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, you should carefully consider the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our stock. Our operations and financial results are subject to various risks and uncertainties, including, but not limited to, the material risks described below. Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results. The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.

In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 1 of this Annual Report.

RISKS RELATED TO ECONOMIC CONDITIONS

Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Our traditional community banking operations primarily serve individuals, businesses and municipalities in the Lowcountry of South Carolina, Savannah, and the Atlanta MSA. Conditions such as changes in interest rates, including changes resulting from changes in the Federal Reserve's policies, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, particularly any economic slowdown in the Lowcountry, Savannah or the Atlanta MSA, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by our borrowers to repay their loans.

Interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Although interest rates increased significantly in 2022 and through the first half of 2023 as the Federal Reserve attempted to slow economic growth and counteract rising inflation, the Federal Reserve lowered the target range for the federal funds rate in September, November and December of 2024. During 2025, the Federal Reserve continued to adjust monetary policy and lowered the target range for the federal funds rate further, including reductions in September, October and December 2025, as it evaluated inflation trends, labor market conditions, and broader economic activity. The path of interest rates is dependent on whether inflation continues to move toward the Federal Reserve’s longer-run objective and how economic and financial conditions evolve.

The Federal Reserve may maintain higher interest rates to counteract persistent inflationary price pressures, which could push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations. Conversely, lower interest rates may reduce our realized yield on variable rate loans and investment securities and on new loans and securities, which would reduce our interest income and cause downward pressure on net interest income and net interest margin. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations. The Company cannot predict the nature of timing of future changes in monetary, economic, or other policies, or the effect that changes will have on the Company’s business activities, financial condition and results of operations.

Recessionary conditions and economic factors could result in heightened credit risk and increases in our level of nonperforming loans which could adversely impact our results of operations and financial condition.

As a result of the economic and geopolitical factors discussed above, we also face heightened credit risk, among other forms of risk. As we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

CREDIT RISK

We are exposed to higher credit and concentration risk from our commercial real estate, commercial and industrial and commercial construction lending.

Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2025 and 2024, approximately 61.5% and 61.3%, respectively, of our loan portfolio consisted of commercial loans, including commercial and industrial, commercial construction, senior housing, and commercial real estate mortgage loans.

Most of our commercial business and commercial real estate loans are made to small to medium sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities and have a heightened vulnerability to economic conditions. Additionally, these loans may increase concentration risk as to industry or collateral securing our loans. If general economic conditions in the market areas in which we operate negatively impact this customer sector, our results of operations and financial condition may be adversely affected. Further, the deterioration of borrowers' businesses may hinder their ability to repay their loans with the Company, which could have a material adverse effect on our financial condition and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should hold higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Because a significant portion of our loan portfolio is dependent on commercial real estate, a change in the regulatory capital requirements applicable to us as a result of these policies could limit our ability to leverage our capital, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our decisions regarding credit risk could be inaccurate and our allowance for credit losses may be inadequate, which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Our earnings are affected by our ability to make loans, and thus we could sustain significant loan losses and consequently significant net losses if we incorrectly assess (i) the creditworthiness of our borrowers resulting in loans to borrowers who fail to repay their loans in accordance with the loan terms or (ii) the value of the collateral securing the repayment of their loans, or we fail to detect or respond to a deterioration in our loan quality in a timely manner. Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.

We maintain an allowance for credit losses that we consider adequate to absorb losses inherent in the loan portfolio based on our assessment of the information available. In determining the size of our allowance for credit losses, we rely on an analysis of our loan portfolio based on historical loss experience, current conditions, reasonable and supportable forecasts, and other pertinent information. The determination of the appropriate level of the allowance for credit losses involves a high degree of subjectivity and judgment and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. We cannot be certain that our allowance will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets, or borrowers repaying their loans. We target small and medium-sized businesses as loan customers. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. Also, as we expand into new markets, our determination of the size of the allowance could be understated due to our lack of familiarity with market-specific factors. We believe our allowance for credit losses is adequate, but if the credit quality of our customer base or their debt service behavior materially decreases, if the risk profile of a market, industry or group of customers declines or weakness in the real estate markets and other economics were to arise, or if our allowance for credit losses on loans is not adequate, our business, financial condition, including our liquidity and capital, and results of operations could be materially adversely affected.

Our allowance for credit losses as of December 31, 2025, was $18.7 million, or 1.16% of total gross loans held-for-investment. Our allowance for credit losses as of December 31, 2024, was $17.1 million, or 1.21% of total gross loans held-for-investment. If our assumptions are inaccurate, we may incur loan losses in excess of our current allowance for credit losses and be required to make material additions to our allowance for credit losses, which could have a material adverse effect on our business, financial condition, results of operations and prospects. However, even if our assumptions are accurate, federal and state regulators periodically review our allowance for credit losses and could require us to materially increase our allowance for credit losses or recognize further loan charge-offs based on judgments different than those of our management. Any material increase in our allowance for credit losses or loan charge-offs as required by these regulatory agencies could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our largest loan relationships currently make up a significant percentage of our total loans held-for-investment portfolio.

As of December 31, 2025, our 10 largest loans held for investment totaled $168.8 million of loans outstanding, or approximately 10.4% of our total LHFI portfolio. As of December 31, 2024, our 10 largest loans held for investment totaled $141.4 million of loans outstanding, or approximately 10.0% of our total LHFI portfolio. Each of the loans associated with these relationships has been underwritten in accordance with our underwriting policies and limits. The concentration risk associated with having a small number of relatively large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may have more credit risk and higher credit losses to the extent loans are concentrated by location or industry of the borrowers or collateral.

Our credit risk and credit losses could increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. Deterioration in economic conditions, housing conditions and commodity and real estate values in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Our three largest industry concentrations within our LHFI portfolio are income producing CRE, Senior housing and marine loans. As of December 31, 2025, our loan portfolio had $378.2 million, $312.1 million, and $259.5 million of income producing CRE, marine loans and Senior housing loans, respectively, which represented approximately 23.4%. 19.3% and 16.0% of the LHFI portfolio, respectively. As of December 31, 2024, our loan portfolio had $321.6 million, $263.7 million and $234.1 million of income producing CRE, marine loans and Senior housing loans, respectively, which represented approximately 22.8%, 18.6% and 16.6% of the LHFI portfolio, respectively. Our loans that are collateralized by watercraft or by real estate located in coastal geographies are also subject to disproportionate risk caused by hurricanes and other natural disasters.

In our Senior Housing loan portfolio, the ability of many of our borrowers to repay their loans is dependent, in part, on the receipt of payments and reimbursements under government contracts for services provided. Accordingly, our clients and their ability to service debt may be adversely impacted by the financial health of state or federal payors and the ability of governmental entities, some of which may experience budgetary stress, to make payments for services previously provided. Additionally, across the healthcare industry, structural changes to the government reimbursement model, including Medicare and Medicaid, may negatively impact performance for managed care facilities as borrowers adapt to these changes, which could impact their ability to service debt.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. Although we have policies and procedures that require us to perform an environmental review before initiating any foreclosure action on nonresidential real property, these reviews may not be sufficient to detect all potential environmental hazards. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could have a material adverse effect on our business, financial condition, results of operations and prospects.

LIQUIDITY AND FUNDING RISKS

Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, could materially impair our ability to fund our operations and jeopardize our results of operation, financial condition and cash flows.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs. Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions, customer concerns about the safety and soundness of our bank, whether real or perceived, or the U.S. banking system in general and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans generally are not readily convertible to cash.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. However, from time to time, secondary sources may be used to augment our primary funding sources. Such secondary sources may include Federal Home Loan Bank of Atlanta ("FHLBA") advances, brokered deposits, repurchase agreements, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized,” our ability to utilize brokered deposits may be restricted.

An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, or cause us to sell investment securities and incur losses from those sales, any or all of which could have a material adverse effect on our results of operations or financial condition.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose us to enhanced liquidity risk in times of financial distress.

Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits.

If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

INTEREST RATE RISKS

We are subject to interest rate risk, which could adversely affect our profitability.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our balance sheet to perform adequately in both higher and lower interest rate environments, but this may not remain true in the future. Our interest rate risk profile was asset sensitive as of December 31, 2025 and December 31, 2024, meaning that the yields on our interest-earning assets are generally expected to reprice or mature more quickly than the rates we pay on our interest-bearing liabilities. As a result, our net interest margin and net interest income would generally be expected to benefit more in a rising rate environment than in a declining rate environment; conversely, decreases in market interest rates would generally be expected to compress our net interest margin and reduce net interest income, although the magnitude and timing of any impact depends on factors such as deposit pricing behavior, competitive dynamics, the shape of the yield curve, and customer prepayment and repricing activity.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could also affect our ability to originate loans and obtain or retain deposits, customer demand for loans, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for credit losses which could have a material adverse effect on our business, results of operations, financial condition and prospects.

A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.

The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping. However, the yield curve can be relatively flat or inverted, which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio.

OPERATIONAL RISKS

We could experience losses due to competition with other financial institutions and non-banks.

We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, thrifts, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries, such as online lenders and banks. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.

Our ability to compete successfully depends on a number of factors, including, among other things:

•
the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•
the ability to expand our market position;
•
the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•
the rate at which we introduce new products and services relative to our competitors; and
•
customer satisfaction with our level of service.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We may not be able to overcome the integration and other risks associated with any future acquisitions, which could have an adverse effect on our ability to implement our business strategy.

In the ordinary course of business, we routinely evaluate and pursue acquisition opportunities that we believe complement our activities and have the ability to enhance our profitability and provide attractive risk-adjusted returns. We intend to continue to routinely evaluate and pursue such acquisition opportunities. Our future acquisition activities could be material to our business and involve a number of risks, including the following:

•
intense competition from other banking organizations and other acquirers for potential merger candidates;
•
inability to obtain all required regulatory approvals;
•
market pricing for desirable acquisitions resulting in returns that are less attractive than we have traditionally sought to achieve;
•
incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;
•
using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•
potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including consumer compliance issues;
•
the time and expense required to integrate the operations and personnel of the combined businesses;
•
additional strain on management resources and internal systems and controls;
•
experiencing higher operating expenses relative to operating income from the new operations;
•
losing key employees and customers;
•
reputational issues if the target’s management does not align with our culture and values;
•
significant problems relating to the conversion of the financial and customer data of the target;
•
integration of acquired customers into our financial and customer product systems;
•
risks of impairment to goodwill; or
•
regulatory timeframes for review of applications may limit the number and frequency of transactions we may be able to consummate.

Depending on the condition of any institution or assets or liabilities that we may acquire, that acquisition may, at least in the near term, adversely affect our capital and earnings and, if not successfully integrated with our organization, may continue to have such effects over a longer period. We may not be successful in overcoming these risks or any other problems encountered in connection with pending or potential acquisitions, and any acquisition we may consider will be subject to prior regulatory approval. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy, which, in turn, could have an adverse effect on our business, financial condition and results of operations.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services including those related to or involving artificial intelligence, machine learnings, blockchain and other distributed ledger technologies. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. We may invest significant time and resources in these efforts. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Our residential mortgage warehouse lending program is subject to various risks that could adversely impact our results of operations and financial condition.

The Company has a nationwide residential mortgage warehouse division, MBF, which provides short term funding to non-bank mortgage loan originators. Short-term funding is provided via a purchase and sale of originated single-family mortgages. Under this form of warehousing, MBF purchases individual notes directly from our clients. Substantially all single-family mortgage loans we originate through MBF have a secondary market takeout at the time of origination. We take physical possession of the notes and allonges and the loans typically remain on our balance sheet for approximately 8-10 days. At December 31, 2025 and 2024, we had 85 and 83 approved MBF client originators, respectively. Of these MBF client originators, 55 and 53 had mortgages purchased by CSB at December 31, 2025 and 2024, respectively. At December 31, 2025, they had purchase limits in varying amounts from $2 million to $30 million, for an aggregate amount of $576.5 million. At December 31, 2025, there was $170.9 million in loans held for sale outstanding, compared to $174.0 million outstanding at December 31, 2024.

There are numerous risks associated with residential mortgage warehouse lending, which include, without limitation, (i) credit risks relating to the mortgage loans that are purchased from our clients, (ii) the risk of intentional misrepresentation or fraud by any of these mortgage bankers, (iii) changes in the market value of mortgage loans originated by the mortgage banker, the sale of which is the expected source of repayment to the Company, (iv) unsalable or impaired mortgage loans originated, which could lead to decreased collateral value and the failure of a purchaser of the mortgage loan to purchase the loan from the Company, and (v) the volatility of mortgage loan originations.

SBA lending and other government guaranteed lending is an important part of our business. These lending programs are dependent upon the federal government, and we face specific risks associated with originating SBA and other government guaranteed loans.

Our SBA lending program is dependent upon the federal government. As an SBA Preferred Lender, we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s Preferred Lender status. If we lose our status as a Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect on our financial results. Any changes to the SBA program, including changes to the level of guarantee provided by the federal government on SBA loans, may also have a material adverse effect on our business.

We anticipate that gains on the sale of loans will comprise a meaningful component of our revenue in 2026. We sell the guaranteed portion of some of our SBA 7(a) loans in the secondary market. These sales have resulted in premium income for us at the time of sale and created a stream of future servicing income. We may not be able to continue originating these loans or selling them in the secondary market. Furthermore, even if we are able to continue originating and selling SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans. When we sell the guaranteed portion of our SBA 7(a) loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we recognize a loss and/or recovery related to the non-guaranteed portion. However, if the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us, which could materially adversely affect our business, results of operations and financial condition.

In addition, we make loans through various programs of the USDA. A typical SBA 7(a) loan carries a 75% guarantee while USDA guarantees range from 60% to 80% depending on loan size and type. We expect to continue to sell a large proportion of the USDA loans that we originate in the secondary market as they become eligible for sale. The origination and sale of these loans are subject to similar risks associated with the origination and sale of SBA 7(a) loans as described above. The laws, regulations and standard operating procedures that are applicable to SBA and USDA loan products may change at any time. Because government regulation greatly affects the business and financial results of our organization, changes in the laws, regulations and procedures applicable to SBA and USDA loans could adversely affect our ability to operate profitably.

Fraud is a major, and increasing, operational risk for us and all banks.

Deposit and loan fraud continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk, new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Additionally, the use of artificial intelligence could exacerbate many of these risks. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

Our internal controls may be ineffective.

Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.

Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.

We may not be able to attract and retain skilled people.

Our success depends, in large part, on our ability to attract and retain skilled people. Competition for the best people in most activities engaged in by us can be intense, and we may not be able to hire sufficiently skilled people or to retain them. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our markets, years of industry experience, and/or the difficulty of promptly finding qualified replacement personnel.

Loss of key employees may disrupt relationships with certain customers.

Our business is primarily relationship-driven in that many of our key employees have extensive customer relationships. Loss of a key employee with such customer relationships may lead to the loss of business if the customers were to follow that employee to a competitor or otherwise choose to transition to another financial services provider. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel could result in the loss of some of our customers.

Our business continuity plans or data security systems could prove to be inadequate, resulting in Cyberattacks, other data or security breaches or a material interruption in, or disruption to, our business and a negative impact on our results of operations.

We rely heavily on communications and information systems to conduct our business. Our daily operations depend on the operational effectiveness of our technology to accurately track and record our assets and liabilities, to process, record, and monitor a large number of client transactions, and to communicate with clients and other institutions on a continuous basis. Any failure, interruption, or breach in security of our computer systems or outside vendor technology could result in failures or disruptions in general ledger, deposit, loan, customer relationship management, and other systems leading to inaccurate financial records. While we have disaster recovery and other policies and procedures designed to prevent or limit the effect of any failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our results of operations.

Cybersecurity risks for lenders have significantly increased in recent years, in part, because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of computer hackers, organized crime, terrorists, and other external parties, including foreign state actors. We, our clients and loan applicants, regulators and other third parties have been subject to, and are likely to continue to be the target of, cyberattacks. These cyberattacks could include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, improper access by team members or third-party vendors or other security breaches that have or could in the future result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information of ours, our team members, our clients and loan applicants or of third parties, or otherwise materially disrupt our or our clients’ and loan applicants’ or other third parties’ network access or business operations.

Cyberattacks on local and state government databases and offices, including the rising trend of ransomware attacks, also expose us to the risk of losing access to critical data and the ability to provide services to our clients. These attacks can cause havoc and have at times led title insurance underwriters to prohibit us from issuing policies, and to suspend closings, on properties located in the affected counties or states.

In addition, the Bank provides its customers the ability to bank online and through mobile banking. The secure transmission of confidential information over the internet is a critical element of online and mobile banking. While we use qualified third-party vendors to test and audit our network, our network could become vulnerable to unauthorized access, computer viruses, phishing schemes, and other security issues. The Bank may be required to spend significant capital and other resources to alleviate problems caused by security breaches or computer viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation, and other potential liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation, results of operations, and ability to attract and maintain customers and businesses. In addition, a security incident could also subject us to additional regulatory scrutiny, sanctions, fines or penalties (which may not be covered by our insurance policies), negative publicity, release of sensitive and/or confidential information, diversion of the attention of management away from the operation of our business and increased cybersecurity protection and remediation costs, increases in operating expenses, lost revenues, expose us to civil litigation and possible financial liability and cause reputational damage, any of which would have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

Additionally, we outsource the processing of our core data system, as well as other systems such as online banking, to third party vendors. Prior to establishing an outsourcing relationship, and on an ongoing basis thereafter, management monitors key vendor controls and procedures related to information technology, which includes reviewing reports of service auditor’s examinations. If our third-party vendor encounters difficulties or if we have difficulty in communicating with such third party, it will significantly affect our ability to adequately process and account for customer transactions, which would significantly affect our business operations.

We are dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data. In addition, we maintain, or contract with third parties to maintain daily backups of key processing outputs in the event of a failure on the part of any of these systems. Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business.

A security breach related to use of third-party software or systems, or the loss or corruption of confidential customer information could adversely affect our ability to provide timely and accurate financial information in compliance with legal and regulatory requirements. Any such failures could result in sanctions from regulatory authorities, significant reputational harm and a decrease in our customers’ confidence in us. Additionally, security breaches or the loss, theft or corruption of customer information such as social security numbers, credit card numbers, or other information could result in customer losses, litigation, regulatory sanctions, losses in revenue, increased costs and reputational harm. Our ability to recoup our losses may be limited legally or practically in many situations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Our transactions with other financial institutions expose us to credit risk in the event of a default of a counterparty. The soundness of many financial services companies may be closely interrelated as a result of credit, trading, clearing and other relationships between such financial services companies. As a result, defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, can lead, and have led, to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us. Any such losses could materially and adversely affect our results of operations or earnings.

LEGAL AND REGULATORY RISKS

Our industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on our operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC DIF, not for the protection of our shareholders and creditors. We are subject to regulation and supervision by the Federal Reserve, and our Bank is subject to regulation and supervision by the Federal Reserve and the SCBFI. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposed significant regulatory and compliance changes on financial institutions, is an example of this type of federal law. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves we must hold against deposits we take, the types of deposits we may accept and the rates we may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of us and our Bank, transactions between us and our Bank, handling of nonpublic information, restrictions on dividends and establishment of new offices. We must obtain approval from our regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain our operations, and the adoption of new laws and changes to or repeal of existing laws may have an adverse effect on our business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including our Bank in particular, at a competitive disadvantage compared to their non-bank competitors. Compliance with current and potential regulation, as well as supervisory scrutiny by our regulators, may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner by requiring us to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have an adverse effect on our business, financial condition and results of operations.

Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years and may be subject to significant future changes. Additionally, federal and state regulatory agencies may change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or changes to the application of laws and regulations to us. Future changes may have an adverse effect on our business, financial condition and results of operations.

In addition, given the current economic and financial environment, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts our ability to implement our strategy and could affect us in substantial and unpredictable ways, and could have an adverse effect on our business, financial condition and results of operations. Furthermore, the regulatory agencies have broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. Based on our regulators’ assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of our business, we may be required to take additional charges or undertake, or refrain from taking, actions that could have an adverse effect on our business, financial condition and results of operations.

See the discussion below at “Supervision and Regulation” for an additional discussion of the extensive regulation and supervision to which the Company and the Bank are subject.

Monetary policies and regulations of the Federal Reserve could have an adverse effect on our business, financial condition and results of operations.

Our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Federal and state banking agencies periodically conduct examinations of our business, including for compliance with laws and regulations, and our failure to comply with any supervisory actions to which we are or become subject as a result of such examinations may adversely affect us.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

The Federal Reserve and the SCBFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve or the SCBFI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions may include requiring us to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil money penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is imminent risk of loss to depositors, to terminate our deposit insurance and place our Bank into receivership or conservatorship. Any regulatory enforcement action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to stringent capital requirements, which could have an adverse effect on our operations.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital to risk-weighted assets ratio of at least 7.0% (a minimum of 4.5% plus a capital conservation buffer of 2.5%), a Tier 1 capital to risk-weighted assets ratio of at least 8.5% (a minimum of 6.0% plus a capital conservation buffer of 2.5%), a total capital to risk-weighted assets ratio of at least 10.5% (a minimum of 8.0% plus a capital conservation buffer of 2.5%), and a leverage ratio of Tier 1 capital to total consolidated assets of at least 4.0%. An institution’s failure to exceed the capital conservation buffer with common equity Tier 1 capital would result in limitations on an institution’s ability to make capital distributions and discretionary bonus payments. In addition, for an insured depository institution to be “well-capitalized” under the banking agencies’ prompt corrective action framework, it must have a common equity Tier 1 capital ratio of at least 6.5%, Tier 1 capital ratio of at least 8.0%, a total capital ratio of at least 10.0%, and a leverage ratio of at least 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal or state banking regulator to meet and maintain a specific capital level for any capital measure.

We operate under the Federal Reserve’s Small Bank Holding Company Policy Statement, which exempts from the Federal Reserve’s risk-based capital and leverage rules bank holding companies with assets of less than $3.0 billion that are not engaged in significant nonbanking activities, do not conduct significant off-balance sheet activities and that do not have a material amount of debt or equity securities registered with the SEC. Historically, the Federal Reserve has not usually deemed a bank holding company ineligible for application of this policy statement solely because its common stock is registered under the Exchange Act. However, there can be no assurance that the Federal Reserve will continue this practice, and we could lose our status as a small bank holding company for these purposes.

Any new or revised standards adopted in the future may require us to maintain materially more capital, with voting common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic capital requirements. We may not be able to raise additional capital at all, or on terms acceptable to us. Failure to maintain capital to meet current or future regulatory requirements could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous “fair and responsible banking” laws and other laws and regulations designed to protect consumers, and failure to comply with these laws could lead to a wide variety of sanctions.

The Equal Credit Opportunity Act, or ECOA, the Fair Housing Act and other fair lending laws and regulations, including state laws and regulations, prohibit discriminatory lending practices by financial institutions. The Federal Trade Commission Act prohibits unfair or deceptive acts or practices, and the Dodd-Frank Act prohibits unfair, deceptive, or abusive acts or practices by financial institutions. The U.S. Department of Justice federal and state banking agencies, and other federal and state agencies, including the Consumer Financial Protection Bureau, or CFPB, are responsible for enforcing these fair and responsible banking laws and regulations. Smaller banks, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. Accordingly, CFPB rulemaking has the potential to have a significant impact on the operations of the Bank.

A challenge to an institution’s compliance with fair and responsible banking laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private litigation, including through class action litigation. Such actions could have an adverse effect on our business, financial condition and results of operations.

We are subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or another incident involving personal, confidential, or proprietary information of individuals could damage our reputation and otherwise adversely affect our business.

Our business requires the collection and retention of large volumes of customer data, including personally identifiable information, or PII, in various information systems that we maintain and in those maintained by third party service providers. We also maintain important internal company data such as PII about our employees and information relating to our operations. We are subject to complex and evolving laws and regulations governing the privacy and protection of PII of individuals (including customers, employees, and other third parties). For example, our business is subject to the GLB Act, which, among other things: (i) imposes certain limitations on our ability to share nonpublic PII about our customers with nonaffiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with nonaffiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various federal and state banking regulators and states have also enacted data breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in the event of a security breach.

Ensuring that our collection, use, transfer and storage of PII complies with all applicable laws and regulations can increase our costs. Furthermore, we may not be able to ensure that customers and other third parties have appropriate controls in place to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. If personal, confidential or proprietary information of customers or others were to be mishandled or misused (in situations where, for example, such information was erroneously provided to parties who are not permitted to have the information, or where such information was intercepted or otherwise compromised by third parties), we could be exposed to litigation or regulatory sanctions under privacy and data protection laws and regulations. Concerns regarding the effectiveness of our measures to safeguard PII, or even the perception that such measures are inadequate, could cause us to lose customers or potential customers and thereby reduce our revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject us to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage our reputation and otherwise adversely affect our business, financial condition and results of operations.

We are a bank holding company and are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

We are a bank holding company with no material activities other than activities incidental to holding the common stock of the Bank. Our principal source of funds to pay distributions on our common stock and service any of our obligations, other than further issuances of securities, is dividends received from the Bank. Furthermore, the Bank is not obligated to pay dividends to us, and any dividends paid to us would depend on the earnings or financial condition of the Bank, various business considerations and applicable law and regulation. As is generally the case for banking institutions, the profitability of the Bank is subject to the fluctuating cost and availability of money, changes in interest rates and economic conditions in general. In addition, various federal and state statutes and regulations limit the amount of dividends that the Bank may pay to the Company without regulatory approval. Moreover, we have pledged all of the stock of the Bank as collateral for a revolving commercial line of credit. If we were to default on this line of credit, the lender of such line of credit could foreclose on the Bank's stock and we would lose our principal asset.

The Bank is our principal asset, and all of the Bank’s outstanding stock has been pledged to secure the Line of Credit to the Company from an unrelated lender.

The Bank accounts for substantially all of our consolidated assets and earnings. The Company has a $15 million revolving line of credit from ServisFirst Bank. This revolving line of credit matures in December 2027, and is it is secured by the Company’s pledge of all of the Bank’s outstanding common stock. An uncured default by the Company under the revolving line of credit or the Company’s inability to repay or refinance the revolving line of credit when it is due, could result in the Company’s loss of the Bank stock that has been pledged as collateral.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine that was codified by the Dodd-Frank Act, the Federal Reserve may require a bank holding company to make capital injections into a subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds or raise capital to make the required capital injection. Any loan by a bank holding company to its subsidiary bank is subordinate in right of payment to deposits and certain other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations. Thus, any borrowing by a bank holding company for the purpose of making a capital injection to a subsidiary bank may become more difficult and expensive relative to other corporate borrowings.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. Our federal and state banking regulators, FinCEN, and other government agencies are authorized to impose significant civil money penalties for violations of anti-money laundering requirements. We are also subject to increased scrutiny of compliance with the regulations issued and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, which is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. If our program is deemed deficient, we could be subject to liability, including fines, civil money penalties and other regulatory actions, which may include restrictions on our business operations and our ability to pay dividends, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have significant reputational consequences for us. Any of these circumstances could have an adverse effect on our business, financial condition and results of operations.

Our Bank’s FDIC deposit insurance premiums and assessments may increase.

Our Bank’s deposits are insured by the FDIC up to legal limits and, accordingly, our Bank is subject to insurance assessments based on our Bank’s average consolidated total assets less its average tangible equity. Our Bank’s regular assessments are determined by its CAMELS composite rating (a supervisory rating system developed to classify a bank’s overall condition by taking into account capital adequacy, assets, management capability, earnings, liquidity and sensitivity to market and interest rate risk), taking into account other factors and adjustments. In order to maintain a strong funding position and the reserve ratios of the DIF required by statute and FDIC estimates of projected requirements, the FDIC has the power to increase deposit insurance assessment rates and impose special assessments on all FDIC-insured financial institutions. Any future increases or special assessments could reduce our profitability and could have an adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR COMMON STOCK

The trading of our common stock may be characterized by low trading volume. The value of your common stock may be subject to sudden decreases due to the volatility of the price of our common stock.

Although our common stock is quoted on the New York Stock Exchange, it trades infrequently. We cannot predict the extent to which investor interest in us and additional shares outstanding will lead to a more active trading market in our common stock or how liquid that market might become. A public trading market having the desired characteristics of depth, liquidity and orderliness depends upon the presence in the marketplace of willing buyers and sellers of our common stock at any given time, which presence is dependent upon the individual decisions of investors, over which we have no control.

The market price of our common stock may be highly volatile and subject to wide fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•
actual or anticipated fluctuations in our operating results;
•
changes in interest rates;
•
changes in the legal or regulatory environment in which we operate;
•
press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;
•
changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
•
future issuances of our common stock; changes in economic conditions in our marketplace, general conditions in the United States economy, financial markets or the banking industry;
•
and other developments affecting our competitors or us.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price at which you purchased shares. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of our common stock, regardless of our trading performance.

An investment in our common stock is not an insured deposit and may lose value.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•
general economic conditions and overall market fluctuations;

•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
the public reaction to our press releases, our other public announcements and our filings with the SEC;
•
changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock;
•
changes in our ability to meet the estimates of securities analysts;
•
the operating and stock price performance of other comparable companies;
•
the trading volume of our common stock; new technology used, or services offered, by competitors;
•
changes in business, legal or regulatory conditions, or other developments affecting the financial services industry, participants in our industry, and publicity regarding our business or any of our significant customers or competitors;
•
and future sales of our common stock by us, directors, executives and significant shareholders, including the sale of our common stock by our existing shareholders who are not subject to the lock-up agreements described in “Underwriting.”

The realization of any of the risks described in this “Risk Factors” section could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. In addition, the stock market experiences extreme volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect investor confidence and could affect the trading price of our common stock over the short, medium or long term, regardless of our actual performance. If the market price of our common stock reaches an elevated level, it may materially and rapidly decline. In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted securities class action litigation. If we were to be involved in a class action lawsuit, we could incur substantial costs and it could divert the attention of senior management and have a material adverse effect on our business, financial condition and results of operations.

The reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not “emerging growth companies.” These exemptions include the following:

•
not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•
less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
•
exemptions from the requirements to hold non-binding advisory votes on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company.

We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million).

We are also a smaller reporting company, as defined in the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company, which would allow us to continue taking advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. In addition, for so long as we continue to qualify as a non-accelerated filer, we will not be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising capital in future offerings and the market price of our securities may be more volatile.

Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our Board of Directors.

The holders of our common stock will receive cash dividends if and when declared by our board of directors out of legally available funds. Any future determination relating to the payment of dividends will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our board of directors may deem relevant.

Our principal business operations are conducted through our subsidiary, CSB. Cash available to pay dividends to our shareholders is derived in part from dividends paid by CSB to us. The ability of CSB to pay dividends to us, as well as our ability to pay dividends to our shareholders, will continue to be subject to, and limited by, certain legal and regulatory restrictions. Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business. We currently have one research analyst that publishes reports about us and our business. We cannot predict at this time whether any other research analysts will publish research and reports on us and our common stock. If one or more equity analysts do cover us and our common stock and publish research reports about us, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business. If any of the analysts who elect to cover us downgrades our stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

If a substantial number of shares become available for sale and are sold in a short period of time, the market price of our common stock could decline.

If our existing shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing shareholders might sell shares of common stock could also depress our market price. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities and could result in a decline in the value of the shares of our common stock held by existing shareholders.

A future issuance of stock could dilute the value of our common stock.

We may sell additional shares of common stock, or securities convertible into or exchangeable for such shares, in subsequent public or private offerings. Future issuance of any new shares could cause further dilution in the value of our outstanding shares of common stock. We cannot predict the size or timing of future issuances of our common stock, or securities convertible into or exchangeable for such shares, or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock.

Our common stock is subordinate to our existing and future indebtedness.

Shares of our common stock are equity interests and do not constitute indebtedness. As such, our common stock ranks junior to all our customer deposits and indebtedness, and other non-equity claims on us, with respect to assets available to satisfy claims.

We may issue shares of preferred stock in the future which adversely affect holders of our common stock and depress the price of our common stock.

Our Articles of Incorporation authorize us to issue up to 10,000,000 shares of one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our shareholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium over the market price, and materially adversely affect the market price and the voting and other rights of the holders of our common stock.

Our Articles of Incorporation and Bylaws, and certain banking laws applicable to us, could have an antitakeover effect that decreases our chances of being acquired, even if our acquisition is in our shareholders’ best interests.

Our Articles of Incorporation and our Bylaws could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (5% or more if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors must comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Collectively, provisions of our Articles of Incorporation and Bylaws and other statutory and regulatory provisions may delay, prevent or deter a merger, acquisition, tender offer, proxy contest or other transaction that might otherwise result in our shareholders receiving a premium over the market price for their common stock. Moreover, the combination of these provisions effectively inhibits certain business combinations, which, in turn, could adversely affect the market price of our common stock.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a deposit account or other obligation of the Bank and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other governmental, public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer ("ISO") is primarily responsible for the cybersecurity component of our risk management program, reporting directly to the Chief Information Officer and as discussed below, periodically to the Credit and Risk Committee and the full Board of Directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our ISO regularly collaborates with peer banks and industry groups to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We have established processes and systems designed to assess, identify, manage, and mitigate cybersecurity risk and threats, including regular and on-going education and training for employees, information security awareness training, preparedness simulations, tabletop exercises, and recovery and resilience tests. We employ a variety of preventative and detection tools designed to monitor and block suspicious activity and to identify cybersecurity threats. We continue to strengthen the management and oversight of cybersecurity risks through new security system enhancements, policies, testing, identification and reporting. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity professionals and third-party specialists. We also engage a third-party to perform annual penetration testing and ongoing analysis to identify potential vulnerabilities and areas for additional enhancement. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with third-party service providers. We also monitor our email gateways for malicious emails and phishing campaigns. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, controls, and our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to senior management and the Credit and Risk Committee of our board of directors, as well as the full board of directors. The Incident Response Plan is coordinated through the Chief Information Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple business units of our organization and is evaluated at least annually.

We have not experienced a cybersecurity incident or identified risks from known cybersecurity threats or prior cybersecurity incidents that have materially impacted our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from various cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further discussion of risks from cybersecurity threats, see the section captioned “System failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities” in Item 1A. Risk Factors.

Cybersecurity Governance

Our ISO manages our information security program. The responsibilities of enterprise information security department include cybersecurity risk assessment and defense, vulnerability assessment, incident prevention, mitigation, response, remediation, data access governance, third-party risk management, and business resilience. Our ISO has 33 years of information technology experience including system administration, network administration, security administration, system engineering and information security of which 12 years of this experience has been focused on information security. The ISO also has formal training through ISC2 in the areas of information security and cybersecurity. The Chief Information Officer, who oversees the ISO, has over 40 years of information technology experience in various roles to include system administration, information security, and executive management.

The Credit and Risk Committee of our Board of Directors has primary responsibility for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Chief Information Officer and/or ISO provides periodic reports to the Credit and Risk Committee of our board of directors regarding the information security program, the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity risks and incidents. The Committee also reviews our cyber security risk profile on an annual basis. The Credit and Risk Committee provides a report of their activities to the full board of directors on a quarterly basis.

Item 2. Properties

The Company’s corporate headquarters is located at 400 Galleria Parkway, Suite 1900, Atlanta, Georgia 30339. The Bank’s main office is located at 5 Bow Circle, Hilton Head Island, South Carolina 29928. The Company leases its corporate headquarters and owns the Bank's main office. The Company operates 11 full service branches. The Company owns six of these branches; two located in Hilton Head Island, South Carolina, one in Bluffton, South Carolina, one in Savannah, Georgia,

one in Cumming, Georgia, and one in Dawsonville, Georgia. The remaining five branches are leased, located in South Carolina and Georgia. In addition, the Company has three leased operations offices located in Durham, North Carolina, Jacksonville, Florida, and Charleston, South Carolina. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3. Legal Proceedings

We are subject to various legal actions that arise from time to time in the ordinary course of business. While the ultimate outcome of pending procedures cannot be predicted with certainty, at this time management does not expect that any such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is listed on the New York Stock Exchange under the symbol “COSO”. Our common stock began trading on New York Stock Exchange on July 2, 2025. Prior to that date, our common stock was traded on the OTCQX Market under the same symbol.

As of March 5, 2026, there were 11,985,414 shares of common stock outstanding held by approximately 407 shareholders of record of our common stock as reported by our transfer agent.

The amount of and nature of any dividends declared, if any, on our Common Stock will be determined by our Board in its sole discretion. The Company is required to comply with the restrictions on the payment of dividends in respect of the Common Stock discussed in the section of Part I, Item 1A. of this Annual Report captioned “Risks Related to Our Common Stock.” Prior to its IPO, the Company has not declared or paid any dividends. As noted in Note 22, Subsequent Events, the Company declared a quarterly cash dividend of $0.05 per share on its common stock on January 22, 2026.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1. Business - Regulation and Supervision - Regulation of the Company - Payment of Dividends.”

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2025.

Issuer Purchases of Equity Securities

The Company does not have a stock repurchase program and did not repurchase any shares of its common stock during the fiscal year ended December 31, 2025. The Company has no plans or programs to repurchase shares of its common stock at this time.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Russell 2000 Index and the S&P U.S. SmallCap Banks Index for the period beginning on July 2, 2025, the first day of trading of our common stock on the New York Stock Exchange under the symbol "COSO", through December 31, 2025. The following reflects index values as of close of trading, assumes $100.00 invested on July 2, 2025, in our common stock, the Russell 2000 Index and the S&P U.S. SmallCap Banks Index, and assumes the reinvestment of dividends, if any.

Index	July 2, 2025	July 31, 2025	August 31, 2025	September 30, 2025	October 31, 2025	November 30, 2025	December 31, 2025
CoastalSouth Bancshares, Inc.	$100.00	$97.58	$100.84	$101.44	$98.98	$104.33	$108.14
Russell 2000 Index	100.00	99.38	106.48	109.80	111.78	112.86	112.20
S&P U.S. SmallCap Banks Index	100.00	96.14	104.58	101.54	96.17	101.06	105.23
Source: Piper Sandler & Co.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

Critical Accounting Policies and Estimates

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

Allowance for Credit Losses

A consequence of lending activities is that we may incur credit losses and the amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers.

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

There are many factors affecting the ACL; some are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes are worse than management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information on the allowance for credit losses.

Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell a financial asset or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value.

The fair values for AFS securities are generally based upon quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of our securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.

The Company’s derivative financial instruments, which are interest rate contracts, are valued using a discounted cash flow method that incorporates current market interest rates. We use derivative financial instruments primarily to manage our interest rate risk.

From time to time, we may record assets at fair value on a nonrecurring basis, usually as a result of the write-downs of individual assets due to impairment or to value real estate or property obtained through foreclosure or repossession. In particular, nonaccrual loans may be carried at the fair value of collateral if repayment is expected solely from the collateral. Although management believes its processes for determining the fair value of collateral-dependent loans are appropriate, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.

In addition, changes in market conditions may reduce the availability of quoted prices or observable date. See Note 17 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for a complete discussion of fair value of financial assets and liabilities and their related measurement practices.

Results of Operations — Comparison for the Years Ended December 31, 2025 and 2024

Net Income

We recorded net income of $24.9 million for the year ended December 31, 2025 compared to $21.9 million for the year ended December 31, 2024, an increase of $3.0 million, or 13.6%. This increase was due to a combination of factors including, an $8.6 million increase in net interest income; a $3.6 million increase noninterest income, principally due to the previously disclosed $3.5 million nonrecurring loss on sale of AFS securities during 2024; offset by a $5.6 million increase in noninterest expense, a $2.6 million increase in provision for credit losses and a $933 thousand increase in provision for income taxes.

Basic and diluted earnings per common share for the year ended December 31, 2025 was $2.24 and $2.16, respectively, compared to $2.15 and $2.09 for the basic and diluted earnings per common share for the year ended December 31, 2024.

Net Interest Income

The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company to an excessive level of interest rate risk through our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest-bearing assets and liabilities.

Net interest income for the year ended December 31, 2025 was $73.9 million compared to $65.3 million for the year ended December 31, 2024, an increase of $8.6 million, or 13.1%. This increase was primarily due to an increase in the average balance of our total interest-earning assets albeit lower yields on interest-earning assets; offset by a decrease in the average rate paid on interest-bearing liabilities. The increase in the average balance of interest-earning assets was primarily due to an increase in average loans outstanding. The yield on total earning assets and interest-bearing liabilities decreased by 16 and 47 basis points, respectively, during the same period.

Interest expense for the year ended December 31, 2025 was $53.8 million compared to $58.3 million for the year ended December 31, 2024. This decrease was primarily attributable to a 47 basis point decrease in the average cost on overall total interest-bearing liabilities, primarily in money market and time deposits accounts due to the interest rates cuts during 2025. Average borrowings outstanding decreased from December 31, 2024 to December 31, 2025 by $63.1 million, or 73.8%, while the yield increased by 119 basis points primarily driven by the $15.0 million redemption of subordinated debt and the recognition of $236 thousand of accelerated debt issuance expense during 2025.

The Company currently has various interest rate swap derivative agreements that are designated as cash flow hedges of our brokered deposits, or other fixed rate advances to mitigate interest rate risk. The Company also has interest rate collar derivative agreements that are designated as hedges of variable rate loans. See Note 19 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information on these interest rate derivatives.

Net interest margin for the year ended December 31, 2025 and 2024 was 3.51% and 3.29%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin is primarily driven by higher growth rate in average total earnings assets in relation to the growth of total interest-earning liabilities, coupled with a lower rate of yield decline for average total earnings assets in relation to the yield decline of total interest-earning liabilities as discussed above.

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2025 and 2024, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	For the Years Ended December 31,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$21,449	$484	2.26%	$20,546	$534	2.60%
Federal funds sold	66,287	2,901	4.38	69,490	3,751	5.40
Investment securities	338,498	15,534	4.59	352,681	16,046	4.55
Loans:
Loans held for sale	167,670	13,308	7.94	123,310	10,272	8.33
Gross loans held for investment	1,511,831	95,486	6.32	1,418,022	93,046	6.56
Total earning assets	2,105,735	127,713	6.07	1,984,049	123,649	6.23
Noninterest-earning assets	100,807			103,204
Total assets	$2,206,542			$2,087,253
Interest-bearing liabilities:
Demand deposits	$199,395	$1,506	0.76%	$179,495	$816	0.45%
Money market deposits	593,291	18,500	3.12	598,621	22,349	3.73
Savings deposits	35,179	177	0.50	38,074	189	0.50
Time deposits	793,184	32,097	4.05	651,974	30,089	4.62
Total interest-bearing deposits	1,621,049	52,280	3.23	1,468,164	53,443	3.64
Borrowings	22,362	1,543	6.90	85,505	4,884	5.71
Total interest-bearing liabilities	$1,643,411	$53,823	3.28%	$1,553,669	$58,327	3.75%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$307,464			$323,949
Other noninterest-bearing liabilities	28,182			29,007
Total noninterest-bearing liabilities	335,646			352,956
Shareholders' equity	227,485			180,628
Total liabilities and shareholders' equity	$2,206,542			$2,087,253
Net interest income		$73,890			$65,322
Net interest spread			2.79%			2.48%
Net interest margin			3.51%			3.29%

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volumes and rate have been allocated to volume.

	For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$20	$(70)	$(50)
Federal funds sold	(140)	$(710)	(850)
Investment securities	(651)	$139	(512)
Loans:
Loans held for sale	3,521	$(485)	3,036
Gross loans held for investment	5,925	$(3,485)	2,440
Total earning assets	$8,675	$(4,611)	$4,064
Interest-bearing liabilities:
Demand deposits	$150	$540	$690
Money market deposits	(166)	$(3,683)	(3,849)
Savings deposits	(15)	$3	(12)
Time deposits	5,714	$(3,706)	2,008
Total interest-bearing deposits	$5,683	$(6,846)	$(1,163)
Borrowings	(4,357)	1,016	(3,341)
Total interest-bearing liabilities	$1,326	$(5,830)	$(4,504)
Net interest income	$7,349	$1,219	$8,568

Provision for Credit Losses

The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the allowance for credit losses. The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” significantly changed the methodology of how we measure credit losses (see Note 1 to the consolidated financial statements for more information). We maintain the ACL at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period. The ACL is determined through detailed quarterly analyses of our loan portfolio. We estimate the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. Expected credit losses are reflected in the ACL through a charge to provision for credit losses. The ACL is based on loss rate method, qualitative factors adjustments that are relevant to the institution as of the reporting date, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates. Additional qualitative factors that are considered in determining the amount of the allowance for credit losses are concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

See the section captioned “Allowance for Credit Losses on Loans”, “Allowance for Credit Losses for Unfunded Commitments”, and "Allowance for Credit Losses — Available for Sale Securities" elsewhere in this document for further analysis of our provision for credit losses.

Total allowance for credit losses was $18.7 million at December 31, 2025 compared to $17.1 million at December 31, 2024, an increase of $1.6 million, or 9.5% primarily attributed to loan growth in 2025.

Provision for credit losses for the year ended December 31, 2025 was $3.2 million compared to $553 thousand for the year ended December 31, 2024, an increase of $2.6 million. This increase was primarily attributable to increased loan production and changes in economic factors, offset by decreases in reserves of individually analyzed collateral-dependent loans and other changes in loss rates. The allowance for credit losses as a percentage of gross LHFI at December 31, 2025 and 2024 was 1.16% and 1.21%, respectively.

Noninterest Income

Noninterest income is an important component of our total revenues. A significant portion of our noninterest income is associated with mortgage banking related activities as well as gain on sale of government guaranteed loans. Other sources of noninterest income include service charges on deposit accounts, interchange and card fees, gain on bank-owned life insurance ("BOLI"), and other noninterest income categories.

The following table sets forth the major components of our noninterest income for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$1,812	$1,664	$148	8.9%
Income from mortgage originations	1,176	1,204	(28)	(2.3)
Gain on sale of government guaranteed loans	1,560	1,818	(258)	(14.2)
Interchange and card fee income	991	868	123	14.2
Service charges on deposit accounts	890	846	44	5.2
Losses on sale of available-for-sale securities	(10)	(3,465)	3,455	(99.7)
Other noninterest income	1,652	1,579	73	4.6
Total noninterest income	$8,071	$4,514	$3,557	(78.8)%

Gain on BOLI increased by $148 thousand to $1.8 million for the year ended December 31, 2025 compared to $1.7 million for the year ended December 31, 2024. This increase was primarily attributable to an overall increase in total cash surrender value.

Mortgage banking related income decreased modestly by $28 thousand to $1.2 million for the year ended December 31, 2025 compared to $1.2 million for the the year ended December 31, 2024. This decrease was primarily due to lower mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees.

Gain on sale of government guaranteed loans decreased by $258 thousand to $1.6 million for the year ended December 31, 2025 compared to $1.8 million for the the year ended December 31, 2024. The Company sold less GGL volume at lower premiums during 2025.

Interchange and card fee income increased by $123 thousand to $991 thousand for the year ended December 31, 2025 compared to $868 thousand for the the year ended December 31, 2024. This increase was attributable interchange fees from debit cardholder transactions conducted through a payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are earned on a daily basis.

Service charges on deposit accounts increased by $44 thousand to $890 thousand for the year ended December 31, 2025 compared to $846 thousand for the year ended December 31, 2024. This increase was attributable to an increase in NSF and overdraft fees charged during 2025.

Losses on sale of AFS securities were $10 thousand for the year ended December 31, 2025 compared to $3.5 million for the year ended December 31, 2024. The higher loss during the year ended December 31, 2024 was primarily due to a strategic repositioning of AFS portfolio.

Other noninterest income increased by $73 thousand to $1.7 million for the year ended December 31, 2025 compared to $1.6 million for the year ended December 31, 2024. The largest component of other noninterest income generally consists of SBA loan servicing fees. SBA loan servicing fees increased by $41 thousand during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$28,320	$26,187	$2,133	8.1%
Occupancy and equipment	3,316	2,995	321	10.7
Other professional services	2,628	2,046	582	28.4
Software and other technology expense	3,018	2,742	276	10.1
Data processing	2,564	2,213	351	15.9
Regulatory assessment	1,493	1,291	202	15.6
Marketing and advertising	972	859	113	13.2
Other noninterest expense	5,318	3,735	1,583	42.4
Total noninterest expense	$47,629	$42,068	$5,561	13.2%

Salaries and employee benefits expense for the year ended December 31, 2025 was $28.3 million compared to $26.2 million for the year ended December 31, 2024, an increase of $2.1 million, or 8.1%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals and annual salary adjustments and were commensurate with the Company's growth, generally. The average number of full-time equivalent employees was 189 for the year ended December 31, 2025 compared to 180 for the year ended December 31, 2024.

Occupancy and equipment expense for the year ended December 31, 2025 was $3.3 million compared to $3.0 million for the year ended December 31, 2024, an increase of $321 thousand, or 10.7%. This increase was primarily due to property taxes and depreciation and upkeep related to the properties.

Other professional services expense for the year ended December 31, 2025 was $2.6 million compared to $2.0 million for the year ended December 31, 2024, an increase of $582 thousand, or 28.4%. This increase was primarily in recruiting expense, consulting fees and loan workout related expenses.

Software and technology expense for the year ended December 31, 2025 was $3.0 million compared to $2.7 million for the year ended December 31, 2024, an increase of $276 thousand, or 10.1%. This expense was primarily comprised of our information technology services, software licenses and maintenance and were commensurate with Company growth, generally.

Data processing expense for the year ended December 31, 2025 was $2.6 million compared to $2.2 million for the year ended December 31, 2024, an increase of $351 thousand, or 15.9%. Data processing expense was in line with the Company's increased wire and account processing volumes and other processing costs that were commensurate with growth, generally.

FDIC insurance and regulatory assessment expense for the year ended December 31, 2025 was $1.5 million compared to $1.3 million for the year ended December 31, 2024, an increase of $202 thousand, or 15.6%. This increase was primarily attributable to increases in total assets and changes in asset mix and asset growth rates from 2024 to 2025.

Marketing and advertising expense for the year ended December 31, 2025 was $972 thousand compared to $859 thousand for the year ended December 31, 2024, an increase of $113 thousand, or 13.2%. This increase was primarily attributable to higher marketing and advertising costs associated with increased digital advertising, mailings, and sponsorships during 2025. Marketing and advertising expense is included in other noninterest expenses in our Company’s Consolidated Statements of Operations.

Other noninterest expenses, excluding marketing and advertising expense, for the year ended December 31, 2025 were $5.3 million compared to $3.7 million for the year ended December 31, 2024, an increase of $1.6 million, or 42.4%. This increase was across multiple categories but primarily was attributable to a nonrecurring release from the resolution of the SBA contingency reserve in 2024, increases in board of directors fees paid in cash, as no equity award were granted to the Board of Directors in 2025, general and administrative, and other real estate owned ("OREO") writedowns. Included in other noninterest expenses for the year ended December 31, 2025 and 2024 were directors’ fees of approximately $702 thousand and $318 thousand, respectively.

Income Tax Expense

Income tax expense for the years ended December 31, 2025 and 2024 was $6.2 million and $5.3 million, respectively. Effective tax rates were 20.1% and 19.5% for the years ended December 31, 2025 and 2024, respectively. We had a net deferred tax asset of $16.4 million and $18.1 million at December 31, 2025 and 2024, respectively.

Return on Equity and Assets

The Company has and continues to consistently improve profitability due to success in our growth strategies to expand our balance sheet by sourcing and acquiring new customer relationships, and as a result, growing quality loans, as well as a strong deposits base, coupled with a strong net interest margin during the periods indicated in the table below.

The following table sets forth our return on total average assets, return on tangible common equity (non-GAAP) and return on average shareholders’ for the periods indicated:

	As of and for the Years Ended December 31,
	2025	2024
Return on Average:
Total assets (1)	1.13%	1.05%
Tangible common equity (1) (2)	11.19%	12.49%
Shareholders' equity (1)	10.94%	12.13%

(1) Results for the year ended December 31, 2024 were impacted by losses on sale of AFS securities due to portfolio restructuring discussed elsewhere.

(2) This is a Non-GAAP financial measure. See the Non-GAAP reconciliation to most comparable GAAP measures that follows below.

Reconciliation of Return on Average Equity (GAAP-basis) to the Return on Average Tangible Equity as of December 31, 2025 and 2024:

	As of and for the Years Ended December 31,
(dollars in thousands)	2025	2024
Net income	$24,892	$21,904
Average shareholders' equity	227,485	180,628
Return on average shareholders' equity (1)	10.94%	12.13%
Average Tangible Common Equity:
Average shareholders' equity	$227,485	$180,628
Less: Average goodwill and intangibles	(6,209)	(6,372)
Adjusted for: Average mortgage servicing rights	1,141	1,133
Average tangible common equity	$222,417	$175,389
Return on average tangible common shareholders' equity (1)	11.19%	12.49%

(1) Results for the year ended December 31, 2024 were impacted by losses on sale of AFS securities due to portfolio restructuring discussed elsewhere.

Financial Condition

Total Assets

Total assets increased $207.9 million, or 9.9%, to $2.31 billion at December 31, 2025 compared to $2.10 billion at December 31, 2024. The increasing trend in total assets was primarily attributable to increases in gross LHFI, driven by strong demand for our loan products in our markets and the success of our growth initiatives to grow our loans portfolio.

Loans

Our loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other asset category.

Average loans, including both LHFI and LHFS, were 79.8% and 77.7% of total average earning assets as of December 31, 2025 and 2024, respectively. Therefore, the quality and diversification of our loan portfolio is an important consideration when reviewing our financial condition. The Company has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan and applies these procedures in a disciplined manner. Total gross loans of $1.79 billion at December 31, 2025 represent an increase of $204.8 million or 12.9% as compared to December 31, 2024.

LHFS are comprised of loans acquired through mortgage warehouse lending activities and origination of mortgage loans. We act as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. We also originate mortgage loans with customers through CSM and sell these loans to third-party investors. LHFS at December 31, 2025 were $170.9 million compared to $174.0 million at December 31, 2024.

Gross LHFI increased $207.9 million, or 14.7%, to $1.62 billion as of December 31, 2025 compared to $1.41 billion at December 31, 2024. There was a higher market demand for our commercial and retail loan products during the year ended December 31, 2025 from December 31, 2024 as the Company experienced strong loan demand and has been able to close many deals in the pipeline.

The Company engages in a full complement of lending activities, including CRE loans, construction loans, C&I, and consumer purpose loans. Our loan portfolio has concentrations of over 10% of LHFI in income producing CRE, senior housing, marine vessels loans, and residential mortgages with the remaining balance in other categories within commercial and retail loans categories. The Bank's ratio of commercial real estate loans, excluding owner-occupied loans, to total regulatory capital was 230.0% and 232.0% for December 31, 2025 and 2024, respectively.

The following table presents the balance and associated percentage of each major category in our LHFI portfolio at December 31, 2025 and 2024:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial loans
Acquisition, development, and construction	$119,352	7.4%	$72,520	5.2%
Income producing CRE	378,179	23.4	321,558	22.8
Owner-occupied CRE	92,787	5.7	94,573	6.7
Senior housing	259,529	16.0	234,081	16.6
Commercial and industrial	145,380	9.0	141,626	10.0
Total commercial loans	995,227	61.5%	$864,358	61.3%
Retail loans
Marine vessels	$312,096	19.3%	$263,657	18.6%
Residential mortgages	199,991	12.4	174,099	12.4
Cash value life insurance LOC	87,172	5.4	86,844	6.2
Other consumer	22,829	1.4	20,485	1.5
Total retail loans	$622,088	38.5%	$545,085	38.7%
Gross loans held for investment	$1,617,315	100.0%	$1,409,443	100.0%
Allowance for credit losses	(18,743)		(17,118)
Total loans held for investment, net	$1,598,572		$1,392,325

We have established a policy for managing concentration limits in the loan portfolio for commercial real estate, senior housing, and marine lending, among other loan types. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition, should that occur. We engage in a full complement of lending activities, including CRE loans, construction loans, C&I, and consumer purpose loans.

The following table presents the maturity distribution of our loans as of December 31, 2025. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates:

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$32	$58,666	$3,733	$49,108	$2,378	$860	$-	$4,575	$119,352
Income producing CRE	43,850	23,988	142,692	109,008	8,595	30,569	1,129	18,348	378,179
Owner-occupied CRE	6,674	200	40,584	3,548	6,842	12,806	1,233	20,900	92,787
Senior housing	959	100,391	6,479	151,700	-	-	-	-	259,529
Commercial and industrial	10,193	25,032	28,823	22,761	30,150	27,526	19	876	145,380
Total commercial loans	$61,708	$208,277	$222,311	$336,125	$47,965	$71,761	$2,381	$44,699	$995,227
Retail loans
Marine vessels	$3,305	$-	$-	$-	$30,228	$564	$252,901	$25,098	$312,096
Residential mortgages	8,699	630	1,566	3,024	17,000	7,042	92,886	69,144	199,991
Cash value life insurance LOC	-	27,573	-	59,599	-	-	-	-	87,172
Other consumer	507	68	1,421	4	9,477	91	10,903	358	22,829
Total retail loans	$12,511	$28,271	$2,987	$62,627	$56,705	$7,697	$356,690	$94,600	$622,088
Gross loans held for investment	$74,219	$236,548	$225,298	$398,752	$104,670	$79,458	$359,071	$139,299	$1,617,315

The following is a discussion of the Company's segments and classes of LHFI:

Commercial Loans

As of December 31, 2025, our total commercial loans comprised of $995.2 million, or 61.5%, of loans, compared to $864.4 million or 61.3%, of loans as of December 31, 2024. Our total commercial loans balances have consistently increased due to a steady production and demand.

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

The following table presents the balance and associated percentage of each category in our ADC loan portfolio as of December 31, 2025 and 2024:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
ADC Loans by Type
Residential Builder	$51,324	43.0%	$57,597	79.4%
Multifamily	20,886	17.5	-	0.0
Office	904	0.8	-	0.0
Retail	666	0.5	-	0.0
Restaurant	-	0.0	1,393	1.9
Hospitality	3,255	2.7	-	0.0
Other	42,317	35.5	13,530	18.7
Total ADC loans	$119,352	100.0%	$72,520	100.0%

As of December 31, 2025, our ADC loans comprised of $119.4 million, or 7.4%, of loans, compared to $72.5 million, or 5.2%, of loans as of December 31, 2024. Our ADC loans balances have grown since December 31, 2024 due to the continued ADC loans demand in our markets.

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

The following table presents the balance and associated percentage of each category in our income producing CRE loan portfolio as of December 31, 2025 and 2024:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Income Producing CRE by Type
Hospitality	$146,540	38.8%	$114,591	35.6%
Retail	77,586	20.5	72,051	22.4
Office	28,100	7.4	28,663	8.9
Multifamily	41,682	11.0	31,649	9.8
Industrial	5,442	1.4	14,652	4.6
Restaurant	9,909	2.6	11,406	3.6
Medical	1,644	0.5	1,696	0.5
Other	67,276	17.8	46,850	14.6
Total income producing CRE loans	$378,179	100.0%	$321,558	100.0%

As of December 31, 2025, our income producing CRE loans comprised of $378.2 million, or 23.4%, of loans, compared to $321.6 million, or 22.8%, of loans as of December 31, 2024. Our income producing CRE loans balances have consistently grown due to a steady demand in our markets coupled with fewer competitors actively pursuing income producing CRE loans.

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

The following table presents the balance and associated percentage of each category in our owner-occupied CRE loan portfolio as of December 30, 2025 and 2024:

	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Owner-occupied CRE by Type
Restaurant	$22,275	24.0%	$23,641	25.0%
Office	11,903	12.8	13,202	14.0
Medical	6,911	7.5	8,464	9.0
Retail	3,254	3.5	3,136	3.3
Industrial	8,972	9.7	3,628	3.8
Other	39,472	42.5	42,502	44.9
Total owner-occupied CRE loans	$92,787	100.0%	$94,573	100.0%

As of December 31, 2025, our owner-occupied CRE loans comprised of $92.8 million, or 5.7%, of loans, compared to $94.6 million, or 6.7%, of loans as of December 31, 2024. Our owner-occupied CRE loans balances have remained generally flat from December 31, 2024 as competition remains fierce for this loan type.

Senior Housing – Senior housing loans support senior adults facilities, generally restricted for adults over the age of 55 years old. These types of loans include independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities. The Company recognizes that risk from high resident turnover, pandemics, government regulation, operator risk, increases in acuity, availability and cost of qualified staffing resources, technology risk, and other risks such as liability, insurance, reimbursement and regulatory changes may impact repayment of these loans. Underwriting focuses primarily on operator quality and business operations rather than income producing CRE property quality metrics.

The following table presents the balance and associated percentage of each category in our senior housing loans portfolio at December 31, 2025 and 2024:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Senior housing loans by Type
Independent living communities	$51,032	19.7%	$69,869	29.9%
Assisted living and memory care facilities	205,406	79.1	160,914	68.7
Nursing homes or skilled nursing facilities	3,091	1.2	3,298	1.4
Total senior housing loans	$259,529	100.0%	$234,081	100.0%

As of December 31, 2025, our Senior housing loans comprised of $259.5 million, or 16.0%, of loans, compared to $234.1 million or 16.6%, of loans as of December 31, 2024. Our Senior housing loans balances have increased from December 31, 2024 as we continue to monitor concentration of the Senior housing loans.

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

As of December 31, 2025, our C&I loans comprised of $145.4 million, or 9.0%, of loans, compared to $141.6 million or 10.0%, of loans as of December 31, 2024. Our C&I loans balances have increased modestly due to a steady production and demand.

Retail Loans

As of December 31, 2025, our total retail loans comprised of $622.1 million, or 38.5%, of loans, compared to $545.1 million or 38.7%, of loans as of December 31, 2024. Our total retail loans balances have increased due to a steady production of and demand for our retail products.

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

As of December 31, 2025, our residential mortgage loans comprised of approximately $200.0 million, or 12.4%, of loans, compared to $174.1 million or 12.4%, of loans as of December 31, 2024. Our residential mortgage loans balances have steadily increased due to continued demand for our residential mortgage product.

We originate residential mortgage loans to sell on the secondary market and also to hold for investment. During the year ended December 31, 2025, we originated $93.3 million and sold $46.6 million in home mortgage loans. During the year ended December 31, 2024, we originated approximately $86.0 million and sold $49.5 million in home mortgage loans.

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

As of December 31, 2025, our marine vessels loans comprised of $312.1 million, or 19.3%, of loans, compared to $263.7 million or 18.6%, of loans as of December 31, 2024. Our marine vessels loans balances have increased due to continued demand for our marine vessels loans product.

Cash Value Life Insurance Line of Credit – Cash value life insurance encompasses multiple types of life insurance that contain a cash value account. This cash value component typically earns interest or other investment gains and grows tax deferred. CVLI loans are generally lines of credit secured by cash value life insurance of the debtor and can be originated for personal or business purposes. Upon the delinquency of the loan or lapse of an insurance policy premium payment, the Company pursues liquidation of the policy cash value in order to satisfy the loan.

As of December 31, 2025, our CVLI loans comprised of $87.2 million, or 5.4%, of loans, compared to $86.8 million or 6.2%, of loans as of December 31, 2024. Our CVLI loans balances have remained relatively flat due to higher interest rates environment which have softened demand for the product.

The following table presents the balance and associated percentage of each category in our other consumer loans portfolio at December 31, 2025 and 2024:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Other consumer loans by Type
Unsecured student loans	$8,712	38.2%	$11,353	55.4%
Secured consumer purpose loans	13,921	61.0	8,956	43.7
Unsecured consumer purpose loans	196	0.8	176	0.9
Total other consumer loans	$22,829	100.0%	$20,485	100.0%

As of December 31, 2025, our other consumer loans comprised of $22.8 million, or 1.4% of loans, compared to $20.5 million, or 1.5% of loans, as of December 31, 2024. Our other consumer loans balances increased $2.3 million or 11.4% since December 31, 2024 due to continued demand for consumer loans.

Internally Assigned Grades on LHFI

The Company utilizes an internal loan classification system for the Commercial portfolio that is updated to perpetually grade loans according to certain credit quality indicators. These credit quality indicators include, but are not limited to, recent credit performance, delinquency, liquidity, cash flows, debt coverage ratios, collateral type and loan-to-value ratio. The Company determines its risk rating classification of the Retail lending portfolio based on nonaccrual and delinquency status in accordance with the Uniform Retail Credit Classification guidance and industry norms. See Note 3 to the consolidated financial statements.

The following tables provides details of the Company’s loan and lease portfolio by segment, class, and internally assigned grade at December 31, 2025 and 2024:

	As of December 31, 2025
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$119,352	$-	$-	$119,352
Income producing CRE	377,711	-	468	378,179
Owner-occupied CRE	82,959	2,739	7,089	92,787
Senior housing	236,816	11,934	10,779	259,529
Commercial and industrial	141,020	212	4,148	145,380
Retail loans (1)
Marine vessels	312,096	-	-	312,096
Residential mortgages	199,601	-	390	199,991
Cash value life insurance LOC	87,172	-	-	87,172
Other consumer	22,829	-	-	22,829
Total	$1,579,556	$14,885	$22,874	$1,617,315

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

Pass rated loans were 97.7% of total LHFI at December 31, 2025 as compared to 96.0% at December 31, 2024. Special mention rated loans were 0.9% of total LHFI at December 31, 2025 as compared to 1.8% at December 31, 2024. Substandard loans were 1.4% of total LHFI at December 31, 2025 as compared to 2.2% at December 31, 2024. For the comparative period, there was considerable improvements in both special mention and substandard loans within the senior housing portfolio due to improved operating metrics that improved the risk profile of certain loans and other loans that paid in full during the period. The Company continues to closely monitor these loans.

Nonperforming Loans

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are placed on nonaccrual status when it becomes probable that interest is not fully collectable generally when the loan becomes 90 days past due. Once loans are placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and the accrual of interest income is suspended. Future payments received are applied to the principal balance of the loan. If and when borrowers demonstrate the sustained ability to repay such loans in accordance with the loan’s contractual terms, the loan may be returned to accrual status. Loans which become 90 days past due are reviewed for collectability of principal. Principal amounts deemed uncollectible are charged off against the provision for loan credit losses, unless such loans are in the process of modification, collection through repossession, or foreclosure. Certain consumer loans are not placed on nonaccrual but are monitored and charged-off at 120 days past due.

Real estate we acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold and is recorded at the lower of cost or fair value, minus estimated costs to sell. Subsequent to foreclosure, losses resulting from the periodic revaluation of the property are charged to loss on OREO, net and a new carrying value is established. Any gains or losses realized at the time of disposal or subsequent write-downs are reflected in the Consolidated Statements of Operations. Expenses to maintain such assets are included in net cost of operation of OREO.

Nonperforming loans include loans 90 days or more past due and still accruing, loans accounted for on a nonaccrual basis and accruing restructured loans. Nonperforming assets consist of nonperforming loans in addition to OREO. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modifications to borrowers with financial difficulty. The following table sets forth the allocation of our nonperforming assets among our different asset categories as of December 31, 2025 and 2024:

	As of December 31,
(dollars in thousands)	2025	2024
Nonaccrual loans (1)	$18,306	$14,957
Past due loans 90 days and still accruing	-	49
Total nonperforming loans	18,306	15,006
Other real estate owned	-	864
Total nonperforming assets	$18,306	$15,870
Nonperforming loans to gross LHFI	1.13%	1.06%
Nonperforming assets to total assets	0.79%	0.76%
Allowance for credit losses to total LHFI	1.16%	1.21%

(1) Nonaccrual loans include balances of approximately $4.1 million and $4.8 million that are covered by government guarantees at December 31, 2025 and 2024, respectively.

Nonperforming loans were $18.3 million at December 31, 2025 as compared to $15.0 million at December 31, 2024. The increase in nonperforming loans from December 31, 2024 to December 31, 2025 was primarily due to the migration of one relationship within the Senior housing portfolio.

The following table sets forth the major classifications of nonaccrual loans as of December 31, 2025 and 2024:

	As of December 31,
(dollars in thousands)	2025	2024
Commercial loans
Income producing CRE	$-	$412
Owner-occupied CRE	3,074	3,425
Senior housing	10,779	6,570
Commercial and industrial	4,063	4,285
Retail loans
Residential mortgages	390	265
Total nonaccrual loans	$18,306	$14,957

Allowance for Credit Losses on Loans

The ACL for loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL represents management's best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and the impact of prepayment expectations. ACL is not required for LHFS and is only recorded for LHFI.

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

Expected credit losses are reflected in the ACL through a charge to provision for credit losses. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Loans are charged off against the ACL when management believes the collection of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the ACL when received. See Note 1 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report Form 10-K, for additional information regarding ACL policy.

It is management's policy to maintain the ACL at a level adequate for risks inherent in the loan portfolio. The FRB and SCBFI also review the ACL as an integral part of their examination process. Based on the information currently available, management believes that our ACL is adequate. However, the loan portfolio can be adversely affected if economic conditions or the real estate market in our market areas were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Credit Losses on Loans. The following table provides an analysis of the ACL on loans and net charge-offs for the years ended December 31, 2025 and 2024:

	As of and for the Years Ended December 31,
(dollars in thousands)	2025	2024
Allowance for credit losses on loans at end of period (1)	$18,743	$17,118
Loans balances:
Total loans held for investment, end of period	$1,617,315	$1,409,443
Average loans held for investment	$1,511,831	$1,418,022
Net charge-offs to average LHFI	0.02%	0.01%
Allowance for loan credit losses to total LHFI (1)	1.16%	1.21%
Nonaccrual loans as a percentage of end of period loans	1.13%	1.06%
Allowance for credit losses on loans to nonaccrual loans at end of period (1)	102.39%	114.45%
Allowance for credit losses on loans to total nonperforming loans at end of period (1)	102.39%	114.07%

(1) Excludes allowance for credit losses for unfunded loans commitments.

At December 31, 2025, the ACL on loans totaled $18.7 million, or 1.16% of loans, compared to $17.1 million, or 1.21% of loans, at December 31, 2024 an increase of $1.6 million, or 9.5% primarily attributed to increased loan production and changes in economic factors, offset by other changes in loss rates and a decrease in reserves on individually analyzed loans.

For the year ended December 31, 2025, our net charge-off ratio as a percentage of average loans was 0.02%, compared to 0.01% for the year ended December 31, 2024. Originating and maintaining high quality loans is a top priority for the management.

As of December 31, 2025, our ratio of nonperforming assets to total assets was 0.79%, compared to 0.76% as of December 31, 2024. This increase was due to an increase in nonaccrual loans at December 31, 2025.

The following table allocates the allowance for credit losses on loans by loan category for the years ended December 31, 2025 and 2024:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of Loans in each category to total loans	Amount	% of Loans in each category to total loans
Commercial loans
Acquisition, development, and construction	$1,623	7.4%	$1,188	5.2%
Income producing CRE	7,027	23.4	5,867	22.8
Owner-occupied CRE	870	5.7	543	6.7
Senior housing	4,051	16.0	4,576	16.6
Commercial and industrial	902	9.0	751	10.0
Total commercial loans	$14,473	61.5%	$12,925	61.3%
Retail loans
Marine vessels	$1,412	19.3%	$2,015	18.6%
Residential mortgages	2,412	12.4%	1,688	12.4%
Cash value life insurance LOC	82	5.4	88	6.2
Other consumer	364	1.4	402	1.5
Total retail	$4,270	38.5%	$4,193	38.7%
Total allowance for credit losses	$18,743	100.0%	$17,118	100.0%

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

As of December 31, 2025 and 2024, the ACL for unfunded commitments was $4.0 million compared to $2.7 million, respectively. The increase in the ACL for unfunded commitments was primarily due to production of new loan commitments.

It is management's policy to maintain the allowance for credit losses at a level adequate for risks inherent in the loan portfolio. The FRB and SCBFI also review the allowance for loan credit losses as an integral part of their examination process. Based on information currently available, management believes that our ACL is adequate. However, the loan portfolio can be adversely affected if economic conditions or the real estate market in our market areas were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Net Charge-offs

The following table summarizes net charge-offs to average loans for for or the years ended December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024
(dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans
Commercial loans
Acquisition, development, and construction	$95,304	$-	0.00%	$110,569	$-	0.00%
Income producing CRE	351,976	-	0.00%	260,325	-	0.00%
Owner-occupied CRE	88,869	-	0.00%	97,900	(53)	-0.05%
Senior housing	235,392	-	0.00%	243,235	-	0.00%
Commercial and industrial	152,268	(13)	-0.01%	144,395	82	0.06%
Retail loans
Marine vessels	296,493	162	0.05%	275,236	36	0.01%
Residential mortgages	182,995	(35)	-0.02%	170,354	(15)	-0.01%
Cash value life insurance LOC	87,222	-	0.00%	94,428	47	0.05%
Other consumer	21,312	221	1.04%	21,580	(1)	0.00%
	$1,511,831	$335	0.02%	$1,418,022	$96	0.01%

Net charge-offs were $335 thousand and $96 thousand as of December 31, 2025 and 2024, respectively.

Investment Securities

The securities portfolio is the second largest component of our interest-earning assets and is managed to: (i) generate a prudent level of income consistent with our liquidity, credit, and interest rate risk objectives; (ii) support overall balance sheet management by helping manage interest rate and market risk exposures arising from our loan and funding activities; (iii) provide a readily available source of liquidity when funds are not immediately deployed into loans or are needed to meet deposit outflows and other liquidity needs; and (iv) provide eligible collateral for public funds and other secured funding arrangements.

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Investment securities not classified as either held-to-maturity or trading are classified as available-for-sale. All of the securities in our investment portfolio were classified as available-for-sale as of December 31, 2025. Investment securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of AOCI in the Consolidated Statements of Comprehensive Income. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

Securities available-for-sale consist primarily of U.S. Treasuries, municipal obligations, mortgage-backed securities, asset-backed securities, and corporate debt securities. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of December 31, 2025 and 2024, except Federal Home Loan Mortgage Corp ("FHLMC"), Federal National Mortgage Association ("FNMA') and Government National Mortgage Association ("Ginnie Mae") within those periods.

The following table summarizes the fair value of the available-for-sale securities portfolio as of December 31, 2025 and 2024:

	As of December 31,
	2025			2024
(dollars in thousands)	Amortized Cost	Fair Value	Unrealized Gain (loss)	Amortized Cost	Fair Value	Unrealized Gain (loss)
U.S. Treasuries	$5,996	$5,850	(146)	$5,990	$5,612	$(378)
Municipal obligations	64,878	58,642	(6,236)	61,401	53,071	(8,330)
Mortgage-backed securities	188,509	180,060	(8,449)	181,242	166,092	(15,150)
Asset-backed securities	26,897	27,000	103	46,775	46,940	165
Corporate debt securities	59,079	58,951	(128)	64,264	63,552	(712)
Total available for sale securities	$345,359	$330,503	$(14,856)	$359,672	$335,267	$(24,405)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2025, we evaluated securities available-for-sale which had an unrealized loss to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, considering the expected life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security within the applicable maturity range. The yield on non-taxable investments was not adjusted for tax equivalency.

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasuries	$4,997	0.98%	$999	1.28%	$-	-%	$-	-%
Municipal obligations	-	-	8,328	1.89	29,144	2.14	27,406	2.91
Mortgage-backed securities	892	3.12	28,893	2.98	13,138	3.99	145,586	3.50
Asset-backed securities	-	-	-	-	11,268	5.22	15,629	5.53
Corporate debt securities	-	-	16,196	7.34	39,840	6.24	3,043	5.58
Total available for sale securities	$5,889	1.30%	$54,416	4.08%	$93,390	4.53%	$191,664	3.61%

We utilize interest rate swaps agreements for some of our AFS securities as part of our asset-liability management strategy to help mitigate its interest rate risk. As of December 31, 2025 and 2024, the carrying amount of our hedged securities available for sale related to cumulative basis adjustment for the fair value hedges was $23.7 million and $22.6 million, respectively.

Deposits

Deposits represent our Bank’s primary source of funding. We gather deposits primarily through our branch locations and targeting new deposits relationships by our bankers. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts, and certificate of deposits. We put continued effort into gathering noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and expansion into new markets. As the Company wins new loan customers and targets new deposit relationships with competitive rates on interest bearing accounts, our bankers are focused on ensuring that we win the entire relationship, including operating accounts, so that we have an attractive mix of deposits.

Total deposits increased $152.9 million, or 8.3%, to $1.99 billion at December 31, 2025 compared to $1.83 billion at December 31, 2024. As of December 31, 2025, 15.7% of total deposits were comprised of noninterest-bearing demand deposits accounts and 84.3% of interest-bearing deposit accounts compared to 16.5% and 83.5% as of December 31, 2024. These increases are due to a continued result of pursuing and winning new relationships as well as maintaining our existing relationships.

At December 31, 2025, we had total brokered certificates of deposit ("CDs") of $307.0 million, or 15.5% of total deposits, compared to $275.3 million, or 15.0% of total deposits, at December 31, 2024. We use brokered CDs, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered CDs varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered CDs are less costly than issuing internet CDs or borrowing from the FHLBA.

At December 31, 2025, our uninsured deposits were $719.4 million, or 36.2% of total deposits, compared to $667.4 million, or 36.4% of total deposits, at December 31, 2024.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2025 and 2024:

	As of December 31, 2025		As of December 31, 2024
(dollars in thousands)	Average Balance	Weighted Average Rate(1)	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$307,464	− %	$323,949	− %
Interest-bearing demand deposits	199,395	0.76	179,495	0.45
Money market deposits	593,291	3.12	598,621	3.73
Savings deposits	35,179	0.50	38,074	0.50
Certificates of deposits	793,184	4.05	651,974	4.62
Total interest-bearing deposits	$1,621,049	3.23%	$1,468,164	3.64%
Total deposits	$1,928,513	2.71%	$1,792,113	2.98%

The following table sets forth the maturity of time deposits as of December 31, 2025:

	As of December 31, 2025
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits ($250,000 or less)	$251,609	$189,825	$113,332	$64,074	$618,840
Time deposits (more than $250,000)	65,166	63,041	40,157	-	168,364
Total time deposits	$316,775	$252,866	$153,489	$64,074	$787,204

Commercial Mortgage Government Guaranteed Loan Servicing Rights

As of December 31, 2025 and 2024, we serviced $124.4 million and $120.4 million, respectively, of SBA and United States Department of Agriculture loans for others. The size of this loan servicing portfolio has grown over the last few years as we consistently originated and sold portions of these loans that we originate while retaining loan servicing rights. Activity for commercial mortgage servicing rights was as follows:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024
Balance, beginning of period	$1,237	$1,125
Additions	412	426
Disposals	-	-
Other changes(1)	(383)	(314)
Balance, end of period	$1,266	$1,237

(1) Comprised of amortization.

Our government guaranteed loans ("GGL") servicing rights are included in intangible assets on our Consolidated Balance Sheets and are reported net of amortization and impairment, if any.

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

At December 31, 2025 and 2024, we had a maximum borrowing capacity from the FHLBA of $176.3 million and $162.8 million, respectively. We had $30.0 million and $15.0 million in FHLBA advances outstanding at December 31, 2025 and 2024, respectively.

The Company had no line of credit outstanding as of December 31, 2025, and a $12.0 million line of credit outstanding, net of debt costs, as of December 31, 2024 with a maximum commitment availability of $15.0 million and $24.0 million at December 31, 2025 and 2024, respectively.

The Company had no subordinated debt outstanding as of December 31, 2025, and a $14.7 million as of December 31, 2024 of subordinated debt, net of debt costs outstanding. The Company paid off its outstanding subordinated debt in 2025.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2025 and 2024, we had $69.5 million as of the end of each period of unsecured federal funds lines with no amounts advanced.

As of December 31, 2025 and 2024, we had access to the Federal Reserve’s discount window in the amount of $29.8 million and $30.4 million, respectively. There were no borrowings outstanding as of December 31, 2025 and 2024 for the Federal Reserve’s discount window. We had pledged investment securities at December 31, 2025 and 2024 totaling $9.1 million and $8.5 million, respectively, as collateral for federal funds purchased. In addition, we also had pledged investment securities at December 31, 2025 and 2024, totaling $31.6 million and $32.1 million, respectively, as collateral at the Federal Reserve Bank.

At December 31, 2025 and 2024, we had $30.0 million and $15.0 million outstanding advances from the FHLBA, respectively. Based on the values of collateral pledged, we had $144.3 million and $141.8 million as of December 31, 2025 and 2024, respectively, of additional borrowing availability with the FHLBA. We had no pledged investment securities at December 31, 2025 or December 31, 2024 pledged as collateral for the FHLBA advances. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), comprised of CET1, which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction. Our capital conservation buffer was $110.5 million and $93.0 million as of December 31, 2025 and 2024, respectively.

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
•
10.0% Total capital to risk-weighted assets; and
•
5.0% Tier 1 leverage ratio.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2025 and 2024. Because the Company is a small bank holding company under the guidelines of the Federal Reserve and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2025 and 2024.

There have been no conditions or events since December 31, 2025 that management believes would change this classification.

The following table summarizes the capital amounts and ratios of CSB and the regulatory minimum requirements at December 31, 2025 and 2024:

	Ratios at December 31,		Regulatory Capital Ratio Requirements	Regulatory Capital Ratio Requirements including fully phased-in Capital Conservation Buffer	Minimum Requirements for "Well Capitalized" Depository Institution
	2025	2024
Coastal States Bank
Total capital (to risk-weighted assets)	13.31%	12.97%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)	12.30%	12.07%	6.00%	8.50%	8.00%
CET1 capital (to risk-weighted assets)	12.30%	12.07%	4.50%	7.00%	6.50%
Tier 1 leverage	11.18%	10.64%	4.00%	4.00%	5.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at December 31, 2025 and 2024:

	Payments Due at December 31, 2025
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,200,480	$-	$-	$-	$1,200,480
Time deposits	723,130	63,991	83	-	787,204
Other borrowings (1)	30,000	-	-	-	30,000
Operating lease liabilities	809	1,683	1,433	1,116	5,041
Total contractual obligations	$1,954,419	$65,674	$1,516	$1,116	$2,022,725

(1) $30 million due within one year represents FHLBA advance outstanding.

	Payments Due at December 31, 2024
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,075,601	$-	$-	$-	$1,075,601
Time deposits	754,997	3,850	354	-	759,201
Other borrowings (1)	27,000	-	-	15,000	42,000
Operating lease liabilities	987	1,642	1,380	1,302	5,311
Total contractual obligations	$1,858,585	$5,492	$1,734	$16,302	$1,882,113

(1) $27 million due within one year includes a gross revolving commercial line of credit of $12 million and an FHLBA advance of $15 million outstanding; $15 million due after five years represents gross subordinated debt outstanding.

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

The Company also has invested capital in limited partnerships to obtain renewable energy tax credits generated by solar power projects and has committed funding towards these investments in future periods.

See Note 12 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Form 10-K, for more information regarding our off-balance sheet arrangements as of December 31, 2025 and 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk inherent in the normal course of lending and deposit-taking activities. We are also exposed to market risk in our investing activities.

Interest Rate Risk Management

Net interest income is our most significant component of earnings, and we consider interest rate risk to be our most significant market risk. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and which can negatively impact net interest income.

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

Our policy is based on the 12-month impact on net interest revenue of interest rate shocks. Our shock scenario assumes rates immediately change the full amount at the scenario onset. The following table presents our interest sensitivity position at December 31, 2025 and 2024:

	Net Interest Income Sensitivity
	12 Month Projection
(Shock in basis points)	-200	-100	+100	+200
December 31, 2025	(4.12)%	(3.03)%	4.20%	7.36%
December 31, 2024	(5.32)%	(2.88)%	4.10%	7.28%

There has been no significant change in the Company’s estimated net interest income sensitivity position from December 31, 2024. From a net interest income perspective, the Company generally has an asset sensitive rate position. The Treasury yield curve has remained relatively flat across certain maturities which can make modeling net interest income under changing rate scenarios more complex. A flat yield curve environment can be unfavorable for many financial institutions, including the Bank, because short-term interest rates influence both deposit pricing and the yields on floating-rate assets, while longer-term rates more directly influence pricing on fixed-rate loans and investment securities. When the yield curve flattens, the spread between longer-term asset yields and shorter-term funding costs may narrow, which can pressure our NIM.

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

The following table sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the yield curve at December 31, 2025 and 2024:

	Economic Value of Equity Sensitivity
(Shock in basis points)	-200	-100	+100	+200
December 31, 2025	(3.17)%	(1.21)%	0.82%	(0.47)%
December 31, 2024	(3.51)%	(1.13)%	(0.19)%	(2.22)%

As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. The current interest rate path is less certain for 2026, and further rate decreases are contingent upon improving inflationary conditions. Further changes to interest rates and monetary policy are dependent upon the Federal Reserve's assessment of economic data as it becomes available. We would expect net interest income to decline somewhat in a decreasing interest rate environment and to increase in an increasing interest rate environment, as our model reflects that interest-earning assets reprice faster than interest-bearing deposits which is attributable to assumed deposit betas and repricing lags as there is continued strong market competition for core deposits.

Impact of Inflation, Tariffs and Changing Prices

The consolidated financial statements and related notes thereto presented elsewhere in this Annual Report have been prepared in accordance with GAAP. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation and arbitrary tariffs. Unlike most industrial companies, the vast majority of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation and arbitrary tariffs. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm (PCAOB ID 149)

To the Shareholders and the Board of Directors of CoastalSouth Bancshares, Inc.:

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheets of CoastalSouth Bancshares, Inc. and subsidiary (the "Company") as of December 31, 2025 and 2024, the related Consolidated Statements of Operations, Comprehensive Income, Shareholders’ Equity, and Cash Flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company’s auditor since 2006.

Greenville, South Carolina

March 12, 2026

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2025 and 2024

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Assets
Cash and cash equivalents
Cash and due from banks	$11,218	$8,391
Interest-bearing accounts with other banks	30,320	28,929
Federal funds sold	38,229	30,641
Total cash and cash equivalents	79,767	67,961
Investments
Securities available-for-sale, at fair value	330,503	335,267
Non-marketable equity securities	8,759	7,483
Total investments	339,262	342,750
Loans held for sale	170,933	174,033
Loans held for investment	1,617,315	1,409,443
Allowance for credit losses on loans	(18,743)	(17,118)
Loans held for investment, net	1,598,572	1,392,325
Bank-owned life insurance	48,296	46,484
Premises, furniture and equipment, net	18,122	17,796
Deferred tax asset	16,370	18,148
Goodwill	4,708	4,708
Intangible assets	1,554	1,678
Other assets	29,002	32,829
Total assets	$2,306,586	$2,098,712
Liabilities
Deposits
Non-interest bearing transaction accounts	$312,251	$302,907
Interest-bearing transaction accounts	214,620	181,068
Savings and money market	673,609	591,626
Time deposits	787,204	759,201
Total deposits	1,987,684	1,834,802
Other borrowings	30,000	41,725
Other liabilities	29,373	26,953
Total liabilities	2,047,057	1,903,480
Commitments and Contingencies (Note 12)
Shareholders' Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Voting common stock, $1.00 par value, 50,000,000 shares authorized, 10,868,256 and 8,098,117 shares issued and outstanding at December 31, 2025 and 2024, respectively.	10,868	8,098
Nonvoting common stock, $1.00 par value, 10,000,000 shares authorized, 1,112,156 and 2,172,029 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,112	2,172
Capital surplus	189,882	158,755
Retained earnings	66,886	41,994
Accumulated other comprehensive loss	(9,219)	(15,787)
Total shareholders' equity	259,529	195,232
Total liabilities and shareholders' equity	$2,306,586	$2,098,712

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2025 and 2024

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024
Interest income
Loans, including fees
Loans held for investment	$95,486	$93,046
Loans held for sale	13,308	10,272
Investments
Taxable	14,658	15,217
Non-taxable	428	395
Non-marketable equity securities	448	434
Federal funds sold	2,901	3,751
Other earning assets from banks	484	534
Total	127,713	123,649
Interest expense
Interest-bearing deposits	52,280	53,443
Other borrowings	1,543	4,884
Total	53,823	58,327
Net interest income	73,890	65,322
Provision for credit losses	3,196	553
Net interest income after provision for credit losses	70,694	64,769
Noninterest income
Bank-owned life insurance	1,812	1,664
Income from mortgage originations	1,176	1,204
Gain on sale of government guaranteed loans	1,560	1,818
Interchange income and card fees	991	868
Service charges on deposit accounts	890	846
Losses on sale of available-for-sale securities	(10)	(3,465)
Other noninterest income	1,652	1,579
Total noninterest income	8,071	4,514
Noninterest expenses
Salaries and employee benefits	28,320	26,187
Occupancy and equipment	3,316	2,995
Other professional fees	2,628	2,046
Software and other technology expense	3,018	2,742
Data processing	2,564	2,213
Regulatory assessment	1,493	1,291
Other noninterest expense	6,290	4,594
Total noninterest expense	47,629	42,068
Income before taxes	31,136	27,215
Income tax provision	6,244	5,311
Net income	$24,892	$21,904
Net income per common share:
Basic	$2.24	$2.15
Diluted	$2.16	$2.09

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
Net income	$24,892	$21,904
Other comprehensive income
Change in unrealized gain on available-for-sale securities	9,539	1,954
Reclassification adjustment for net loss on sale of securities included in net income	10	3,465
Income tax effect	(2,229)	(1,269)
Unrealized gain on available-for-sale securities, net of tax	7,320	4,150
Unrealized losses on derivatives:
Change in unrealized (loss) gain on cash flow hedges	(839)	762
Reclassification adjustment for net loss included in net income	(153)	(1,296)
Income tax effect	240	128
Unrealized loss on derivative instruments, net of tax	(752)	(406)
Other comprehensive income, net of tax	6,568	3,744
Comprehensive income	$31,460	$25,648

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Surplus	Earnings	Income/ (Loss)	Total
Balance as of December 31, 2023	7,367,900	$7,368	2,172,029	$2,172	$145,944	$20,090	$(19,531)	$156,043
Net issuance of common stock under incentive plan	28,775	29	-	-	(29)	-	-	-
Issuance of common stock upon private placement	701,442	701	-	-	11,543	-	-	12,244
Stock-based compensation expense	-	-	-	-	1,297	-	-	1,297
Net income	-	-	-	-	-	21,904	-	21,904
Other comprehensive loss, net of tax	-	-	-	-	-	-	3,744	3,744
Balance as of December 31, 2024	8,098,117	$8,098	2,172,029	$2,172	$158,755	$41,994	$(15,787)	$195,232
Net issuance of common stock under incentive plan	10,266	10	-	-	23	-	-	33
Issuance of common stock upon initial public offering	1,700,000	1,700	-	-	30,158	-	-	31,858
Transfer from nonvoting to voting common stock	1,059,873	1,060	(1,059,873)	(1,060)	-	-	-	-
Stock-based compensation expense	-	-	-	-	946	-	-	946
Net income	-	-	-	-	-	24,892	-	24,892
Other comprehensive income, net of tax	-	-	-	-	-	-	6,568	6,568
Balance as of December 31, 2025	10,868,256	$10,868	1,112,156	$1,112	$189,882	$66,886	$(9,219)	$259,529

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Years Ended December 31,
	2025	2024
Operating activities
Net income	$24,892	$21,904
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	3,196	553
Depreciation expense and software amortization	1,504	1,329
Increase in cash value of bank-owned life insurance	(1,812)	(1,597)
Stock-based compensation expense	946	1,297
Net loss on sale of available-for-sale securities	10	3,465
Amortization of operating lease right-of-use assets	819	817
Amortization of debt issuance costs	275	53
Writedown on other real estate owned	99	-
Write down on repossessed assets	119	-
Net loss on sale of repossessed assets	17	-
Net gain on sale of other real estate owned	(64)	-
Gain on sale of government guaranteed loans, including originations of servicing rights	(1,560)	(1,818)
Gain on sale of other loans	(41)	(217)
Income from mortgage operations	(1,176)	(1,204)
Discount accretion and premium amortization on securities available-for-sale	(876)	(533)
Amortization of intangible assets	536	503
Deferred income tax (benefit) expense	(211)	1,953
Change in SBA contingency reserve	-	(778)
Originations of loans held for sale	(6,659,133)	(5,008,388)
Proceeds from loans held for sale	6,693,314	4,967,455
(Decrease) increase in other assets	(146)	7,891
Decrease (increase) in other liabilities	2,420	(5,354)
Net cash provided (used) by operating activities	63,128	(12,669)
Investing activities
Purchase of securities available-for-sale	(49,528)	(79,397)
Proceeds from sales of securities available-for-sale	4,956	39,100
Proceeds from paydowns, calls, and maturities on securities available-for-sale	60,913	62,218
Net (purchase) sale of non-marketable equity securities	(1,276)	1,125
Loan originations and principal collections, net	(238,159)	(38,944)
Net purchase of premises, furniture and equipment	(1,830)	(1,414)
Proceeds from sales of other real estate owned	829	-
Net cash used by investing activities	(224,095)	(17,312)
Financing activities
Net increase in deposits	152,882	84,145
Net proceeds (repayment) of Federal Home Loan Bank of Atlanta borrowings	15,000	(35,000)
Net proceeds from issuance of common stock through initial public offering	31,858	-
Proceeds from issuance of common stock under incentive plan	102	-
Repurchase of common stock	(69)	-
Proceeds from private placement capital raise	-	12,244
Repayment of commercial line of credit	(12,000)	(12,000)
Repayment of subordinated debt	(15,000)	-
Net cash provided by financing activities	172,773	49,389
Net increase in cash and cash equivalents	11,806	19,408
Cash and cash equivalents, beginning of year	67,961	48,553
Cash and cash equivalents, end of year	$79,767	$67,961

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	Years Ended December 31,
(In thousands of dollars)	2025	2024

Cash paid (received) during the year for:
Interest	$51,474	$60,596
Income taxes	1,835	(884)
Noncash investing and financing activities:
Unrealized gain on securities available-for-sale, net	7,320	4,150
Unrealized loss on derivatives, net	(752)	(406)
Transfers of loans to other real estate owned	-	864
Transfers from loans held for investment to loans held for sale	28,228	47,652
Right-of-use assets obtained in exchange for new operating lease liabilities	669	1,084
Lease liabilities arising from obtaining right-of-use assets	666	1,084

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

CoastalSouth Bancshares, Inc. (the “Company”), headquartered in Atlanta, Georgia, is a registered bank holding company with one banking subsidiary, Coastal States Bank (“CSB”). CSB operates 11 retail banking branches in three retail main retail markets, the Lowcountry of South Carolina, Savannah, Georgia, and metro Atlanta, Georgia. CSB also operates four specialty lines of business that operate on a national platform, including senior housing lending, marine lending, government guaranteed lending, including both Small Business Association ("SBA") and United States Department of Agriculture (“USDA”) lending, and Mortgage Banker Finance ("MBF"), which provides warehouse lending to independent mortgage originators. The deposits of CSB are insured by the Federal Deposit Insurance Corporation (“FDIC”). CSB has one wholly owned subsidiary, Coastal States Mortgage, Inc. (“CSM”), a mortgage company focused on originating residential mortgages to either sell to investors or to retain in the portfolio.

The Company was organized on September 28, 2003 as a Virginia corporation, with no activity until August 9, 2004. CSB was organized as a South Carolina state-chartered bank on July 30, 2004 and opened on August 9, 2004. On May 12, 2023, the Company was domiciled and incorporated under the laws of the State of Georgia and surrendered its articles of incorporation under the laws of the Commonwealth of Virginia. Upon domestication in the State of Georgia, the name of the Company remained CoastalSouth Bancshares, Inc. Additionally, in 2023, CSB became a member of the Federal Reserve Bank of Richmond, who now serves as the primary federal regulator, replacing the FDIC.

Nature of Operations

The Company offers full-service banking services designed to meet the needs of retail and commercial customers in the markets in which it operates. The services offered include transaction and savings deposit accounts, commercial and consumer lending, mortgage banking, and other activities related to commercial banking. The Company and CSB are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies. CSM is an approved mortgage lender with the Federal Housing Administration, Department of Veterans Affairs, Federal Home Loan Mortgage Corporation, and USDA, and an approved servicer with Federal National Mortgage Association.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s accounting and reporting policies conform with GAAP and with general practices within the financial services industry. Certain prior period amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events for recognition and disclosure through the date these consolidated financial statements were issued.

Use of Estimates in the Preparation of Financial Statements

The accounting and reporting policies of the Company and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America (“US GAAP” or “GAAP”) and also conform to general industry practices. Some of our significant accounting principles require complex judgments to estimate the values of assets and liabilities, for instance, the ACL, among others. All intercompany accounts and transactions have been eliminated in consolidation. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Results of operations of companies purchased are included from the date of acquisition.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in process of collection, amounts due from banks, interest-bearing deposits in banks, federal funds sold and restricted cash. Cash and cash equivalents have an original maturities of less than three months. The Company had no restricted cash held at either of December 31, 2025 and 2024.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt Securities

The Company classifies debt investment securities into three categories: trading, HTM, and AFS. Management determines the appropriate classification of investment securities at the time of purchase. Debt investment securities are classified as HTM when the Company has the positive intent and ability to hold the investment securities to maturity. HTM investment securities are carried at amortized cost. At December 31, 2025 and 2024, the Company had no investment securities classified as HTM.

Investment securities classified as trading are held principally for resale in the near term and are recorded at fair value. Gains or losses, either unrealized or realized, are reported in noninterest income. At December 31, 2025 and 2024, the Company had no investment securities classified as trading.

Investment securities not classified as either HTM or trading are classified as AFS. Investment securities AFS are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of accumulated other comprehensive income (loss) ("AOCI" or "AOCL") in the Consolidated Statements of Comprehensive Income.

The amortized cost of debt investment securities classified as either HTM or AFS is adjusted for amortization of premiums and accretion of discounts to maturity or call, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is considered an adjustment to yield on the security and included in interest income from investments. Interest and dividends are included in interest on investment securities in the Consolidated Statements of Operations.

Gains and losses realized from the sales of investment securities are determined by specific identification and are included in noninterest income. The Company, at least on a quarterly basis, evaluates AFS securities in an unrealized loss position to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings.

Equity Securities

Equity securities are recorded at fair value, with changes in fair value presented in other noninterest income. The fair value of equity securities is based on observable market prices. At December 31, 2025 and 2024, the Company had no investments classified as equity securities.

Non-Marketable Equity Securities

Equity securities without readily determinable fair values (non-marketable) that are not held for trading purposes includes FHLBA capital stock, FRB of Richmond capital stock and various other non-marketable equity investments. Investment in the FHLBA is a condition of borrowing from the FHLBA, and the stock is pledged to collateralize such borrowings. FHLBA stock is carried at cost, classified as a non-marketable security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as interest income. At December 31, 2025 and 2024, the Company’s investment in FHLBA stock was $2.9 million and $2.1 million, respectively. As member bank of the Federal Reserve System, the Bank is required to subscribe to FRB stock in an amount equivalent to six percent of its capital and surplus. At December 31, 2025 and 2024, the Company’s investment in FRB stock was $5.9 million and $5.3 million, respectively. Dividends received on non-marketable equity securities are included as a separate component in interest income.

Loans Held for Sale

LHFS includes loans acquired through the Company’s MBF line of business that are acquired with the intent to sell. Interest income on LHFS is recognized in the period earned using the effective interest method. These LHFS are accounted for at the lower of cost or fair value; as of December 31, 2025 and 2024, respectively, there have been no fair value adjustments recorded on this type of LHFS.

LHFS also represents mortgage loans originated by CSM with the intent to sell. Generally, loans originated by CSM with the intent to sell are accounted for at fair value. These loans are initially recorded and carried at fair value, with changes in fair value recognized in income from mortgage originations. There were no LHFS of this type on December 31, 2025 and 2024.

Additionally, the Company may periodically decide to sell government guaranteed loans, other commercial loans or other consumer loans and may reclassify loans from held for investment to held for sale when appropriate. At the time of

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

transfer, the amount by which the amortized cost basis of the LHFS exceeds fair value may be accounted for as a valuation allowance or direct write-down.

Loans Held for Investment

LHFI are stated at their amortized cost basis, net of any charge-offs, on the balance sheet. Interest income on loans is computed based upon the unpaid principal balance. Interest income on loans is recognized in the period earned and is computed using the effective interest method. The Company separately reports accrued interest receivable on LHFI in Other assets. Loan origination fees and certain direct loan origination costs, as well as purchase premiums and discounts, are deferred and amortized to income over the contractual life of the related loans or commitments, adjusted for prepayments, using a method that approximates a level yield.

Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement or any portion thereof remains unpaid after the due date of the scheduled payment. Loans are placed on nonaccrual status when it becomes probable that interest is not fully collectable, generally when the loan becomes 90 days past due. Once loans are placed on nonaccrual status, previously accrued but unpaid interest is reversed from interest income, and the accrual of interest income is suspended. Future payments received are applied to the principal balance of the loan. If and when borrowers demonstrate the sustained ability to repay such loans in accordance with the loan’s contractual terms, the loan may be returned to accrual status. Loans which become 90 days past due are reviewed for collectability of principal. Principal amounts deemed uncollectable are charged off against the ACL, unless such loans are in the process of modification, collection through repossession, or foreclosure. Certain consumer loans are not placed on nonaccrual but are monitored and charged-off at 120 days past due.

Acquired Loans

The Company's accounting methods for acquired loans depends on whether or not the acquired loans reflect more-than-insignificant credit deterioration since origination at the date of acquisition.

Non-Purchased Credit Deteriorated Loans — Non-Purchased Credit Deteriorated (“Non-PCD”) loans do not reflect more-than-insignificant credit deterioration since origination at the date of acquisition. These loans are recorded at fair value and an increase to the ACL is recorded with a corresponding increase to the provision for credit losses at the date of acquisition. The difference between the fair value and the unpaid principal balance (“UPB”) at the acquisition date is amortized or accreted to interest income over the contractual life of the loan using the effective interest method.

Purchased Credit Deteriorated Loans — PCD loans are purchased loans which have experienced more-than-insignificant deterioration in credit quality since origination, as determined by the Company.

On purchase date, expected credit losses for PCD loans are initially recognized through an ACL and are added to the purchase price to determine the amortized cost basis of the loans. Any non-credit discount (or premium) resulting from acquiring such loans is recognized as an adjustment to interest income over the remaining lives of the loans. Subsequent to the acquisition date, the change in the allowance for credit losses on PCD loans is recognized through provision for credit losses. Charge-offs and recoveries on PCD assets is recognized through the ACL. The non-credit discount (or premium) is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis.

The Company identifies PCD loans using several indicators to help identify more-than-insignificant deterioration in credit quality since origination including, but not limited to:

•
Delinquency (both current status and historical delinquency patterns)
•
Regulatory rating of worse than pass
•
Nonaccrual status
•
Historical troubled debt restructure or restructure of a loan to a borrower experiencing financial difficulties

Loan Modifications

ASU 2022-02 eliminated the Troubled Debt Restructurings ("TDR") recognition and measurement guidance for creditors that have adopted CECL methodology. Following the adoption of ASU 2022-02, the guidance for modifications to loans with troubled and non-troubled borrowers are the same. Under the new guidance, the Company treats all modifications and refinancings (including those with borrowers that are experiencing financial difficulty) in accordance with the modification guidance in ASC 310-20. The Company evaluates whether the modification represents a new loan or a continuation of an

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

existing loan consistent with the accounting for other loan modifications. A loan modification or refinancing results in a new loan if:

(i)
The terms of the new loan (including its interest rate) are at least as favorable to the Company as the terms with customers with similar collection risks that are not refinancing or restructuring their loans, and
(ii)
The modifications to the terms of the loan are more than minor.

When a refinancing or restructuring is deemed to be a modification, the investment in the new loan is comprised of the remaining net investment in the original loan, any additional funds advanced to the borrower, any fees received, and direct loan origination costs associated with the refinancing or restructuring, and the effective interest rate of the loan is recalculated based upon the amortized cost basis of the new loan and its revised contractual cash flows. Unamortized net fees or costs from the original loan and any prepayment penalties are recognized in interest income when the new loan is granted as well as determining a new effective interest rate.

Modifications to borrowers experiencing financial difficulty are limited to those that result in principal forgiveness, interest rate reductions, other-than-insignificant payment delays, or term extensions in the current reporting period.

Allowance for Credit Losses — Available-for-Sale Securities

The impairment model for AFS securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Accrued interest is excluded from the determination of the ACL. Although ASU 2016-13 replaced the legacy Other-Than-Temporary Impairment ("OTTI") model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is that when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost.

For the AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For those AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis.

Any impairment that has not been recorded through an allowance for credit losses is recognized in AOCL. As of December 31, 2025 and 2024, the Company determined that there were no unrealized loss positions in AFS securities that were as a result of credit losses, and therefore, no ACL was recorded.

Allowance for Credit Losses on Loans

Under the CECL model, the ACL on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The ACL represents management's best estimate of credit losses expected over the life of the loan, adjusted for expected contractual payments and the impact of prepayment expectations. ACL is not required for LHFS.

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

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Loss Rate Method

The Company measures expected credit losses of loans on a collective (pool) basis when the loans share similar risk characteristics. The Company leverages external historical loss data to determine loss rates for loan segments. The external data sets used are more robust than internal data or peer bank call report data. For collective assessment, CSB uses three loss rate models which are the CRE Loss Rate Model, C&I Loss Rate Model, and Expected Consumer Credit Loss Model ("ECCL"). CSB considers the nature of each credit, underwriting considerations, and best model fit within the models to determine the collective pool population.

Loans are pooled based on similar risk characteristics for each of the models used. The Company applies the CRE Loss Rate Model to commercial loans where the value of collateral is the primary factor for underwriting the loan. This includes ADC loans and income producing CRE loans. These loans are pooled considering vintage, construction status, delinquency status, and property type. The original loan to value of loans in the CRE model is also a risk driver for determining the loss rate of each pool. The Company applies the C&I Loss Rate Model to commercial loans where cash flow of the borrower is the primary factor for underwriting the loan. This includes owner-occupied CRE loans, senior housing loans, and other commercial and industrial loans. These loans are pooled considering the loan's age, credit spread at origination, loan size, primary industry, and regulatory risk rating. The Company applies the ECCL Loss Rate Model to loans where personal creditworthiness is the primary factor for underwriting the loan. This includes residential mortgage loans, marine vessel loans, cash value of life insurance lines of credit, and other consumer loans. These loans are pooled considering various product types, origination vintage, credit score at origination, and borrower state. Additional discussion regarding the Company's loan classifications is included in Note 3, Loans and Allowance for Credit Losses.

The Company leverages three economic forecast scenarios, considering a baseline, downside, and upside outcome which are probability weighted as 40%, 30% and 30%, respectively. The forecasts are considered reasonable and supportable for the duration of the forecast. Management reviews the weighting of the above scenarios at least annually to confirm that no changes are needed. Within each loss rate model, the following economic macroeconomic variables are used:

•
CRE Loss Rate Model: Commercial Real Estate Price Index, Real GDP, Unemployment Rate
•
C&I Loss Rate Model: Unemployment Rate, USA BBB Spread
•
ECCL Loss Rate Model: Unemployment Rate and various product specific macroeconomic factors

Qualitative Factors

The Company also considers qualitative factor adjustments that are relevant to the institution as of the reporting date in addition to the quantitative model discussed above. This may include, but is not limited to, the nature and volume of the institution’s financial assets, the existence, growth, and effect of any concentrations of credit, the volume and severity of past due financial assets, the volume of nonaccrual assets, the volume and severity of adversely classified or graded assets, the value of the underlying collateral for loans that are not collateral-dependent, the institution’s lending policies and procedures, including changes in underwriting standards and practices for collections, write-offs, and recoveries, the quality of the institution’s credit review function, the experience, ability, and depth of the institution’s lending, investment, collection, and other relevant management and staff, the effect of other external factors such as the regulatory, legal and technological environments; competition; and events such as natural disasters, and actual and expected changes in international, national, regional, and local economic and business conditions and developments in which the institution operates that affect the collectability of financial assets.

Individually Analyzed Collateral-Dependent Loans

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower has loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

For practical application, loans may be identified for individual analysis if they are nonaccrual. These loans have a history of non-performance and/or financial difficulty of the borrower. As a matter of Company policy, nonaccrual loans under $100 thousand may be excluded from individual analysis due to materiality. Charge-offs may still be recorded for loans less than $100 thousand when the loan becomes 90 days past due, as determined to be necessary.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Charge-offs and Recoveries

Loan losses are charged against the allowance when management believes that the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. When any loan or portion thereof becomes uncollectible; (i) if unsecured, the loan is charged-off in full, (ii) if secured, the outstanding principal balance of the loan is charged down to the net liquidation value of the collateral, (iii) any accrued, unpaid interest is also charged-off when the principal balance is charged-off; however, accrued, unpaid interest is generally not charged against the ACL, but is charged against income in the period the charge-off is recognized, and (iv) accrued, unpaid interest is also charged-off against current period earnings when a loan is placed on nonaccrual.

Allowance for Credit Losses for Unfunded Commitments

The Company records an ACL for unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s Consolidated Statements of Operations. The ACL for unfunded commitment exposures are estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The ACL for unfunded commitments is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

Bank-Owned Life Insurance

BOLI is long-term life insurance on the lives of certain employees where the insurance policy benefits and ownership are retained by the employer. To date, the Company has purchased life insurance policies on certain senior officers. BOLI is recorded at the cash surrender value, which can be adjusted for charges due at settlement at the balance sheet date. The cash value accumulation on BOLI is permanently tax deferred if the policy is held until the insured person’s death. The total amount of BOLI at December 31, 2025 and 2024 was $48.3 million and $46.5 million, respectively.

Core Deposit Intangible

As a result of business combinations, identifiable intangible assets were recorded representing the estimated value of core deposits assumed. The Company amortizes the intangible assets over their estimated useful lives. Core deposit intangibles are periodically reviewed for reasonableness and are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Commercial Mortgage Servicing Rights

The Company’s commercial mortgage servicing rights ("CMSRs") arise from the sale of participating interests in government guaranteed loans to third parties where servicing is retained by the Company. The Company defines its classes of servicing assets relationship to the government guarantor, such as USDA or SBA guaranteed loans. The Company initially records servicing assets at fair value at the time the sale is recognized. The determination of fair value is based on a discounted cash flow analysis using the contractual terms of the associated loan being serviced and considers assumptions such as discount rate and prepayment speed. Subsequently, the Company amortizes these servicing assets over the expected life of the related loan, adjusting for expected prepayments. Periodically, the Company evaluates these assets for impairment. When the carrying value exceeds the fair value of a class of servicing assets, the Company recognizes impairment of the servicing assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is not amortized but tested for impairment on an annual basis, or more often, if events or circumstances indicate there may be impairment. Goodwill impairment exists when a reporting unit’s carrying value of goodwill exceeds its implied fair value.

If the fair value of the reporting unit exceeds its carrying value, no further testing is required. If the carrying value exceeds the fair value, further analysis is required to determine whether an impairment charge must be recorded based upon the implied fair value of goodwill and, if so, the amount of such charge. The Company performs its goodwill testing at least on an annual basis unless it is determined that conditions exist to indicate impairment.

Premises, Furniture and Equipment

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Premises, furniture and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed by the straight-line method, based on the estimated useful lives for buildings of 30 to 40 years and software, furniture, and equipment of 3 to 10 years. Leasehold improvements are amortized over the shorter of the life of the respective leases or the useful life of the asset. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts and the resulting gains or losses are reflected in the Consolidated Statements of Operations when incurred. Routine maintenance and repairs are charged to current expense. The costs of major repairs and improvements are capitalized. Premises and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.

Operating Leases

Operating Lease Right-of-Use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental collateralized borrowing rate provided by the FHLBA fixed-rate advances at the lease commencement date. ROU assets are further adjusted for lease incentives, if any. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the Consolidated Statements of Operations. The Company has elected as a practical expedient, an accounting policy election by class of underlying asset, not to separate nonlease components from lease components and instead to account for each separate lease component and the nonlease components associated with that lease component as a single lease component.

Other Real Estate Owned

OREO includes assets that have been acquired in satisfaction of debt through foreclosure. OREO is recorded at the lower of cost or fair value, minus estimated costs to sell. Subsequent to foreclosure, losses resulting from the periodic revaluation of the property are charged to loss on other real estate owned, net and a new carrying value is established. Any gains or losses realized at the time of disposal or subsequent write-downs are reflected in the Consolidated Statements of Operations. Expenses to maintain such assets are included in net cost of operation of other real estate owned which is included in Other noninterest expense. There was no OREO outstanding at December 31, 2025; OREO outstanding at December 31, 2024 was $864 thousand which is included in Other assets on the Consolidated Balance Sheets.

Other Borrowings

The FHLBA allows the Company to obtain advances through its credit program. These advances may be secured by securities owned by the Company and held in safekeeping by the FHLBA, FHLBA stock owned by the Company, and certain qualifying loans secured by real estate, including residential mortgage loans, home equity lines of credit and commercial real estate loans.

The Company may also obtains advances via the FRB through the discount window. Discount window advances are secured by investment securities pledged to the FRB.

The Company had issued subordinated notes to certain qualified institutional buyers and institutional accredited investors that was paid off in 2025, and has also opened a commercial line of credit with a third party commercial bank that is used for general corporate purposes, including continued growth and maintenance of the bank level regulatory capital ratios.

Liabilities for Representations and Warranties

The Company is exposed to certain liabilities under representations and warranties made to purchasers of mortgage loans and servicing rights that require indemnification or repurchase of loans. At the time it issues a guarantee, the Company is required to recognize an initial liability for the fair value of obligations assumed under the guarantee.

The Company establishes a contingency reserve for its liabilities under representations and warranties provided to purchasers of its mortgage loans. This reserve is maintained at a level considered appropriate by management to provide for known and inherent losses. The reserve is based upon a continuing review of past loss experience, estimates and assumptions of risk elements and future economic conditions. Additions to the reserve are recorded in other expenses.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Management's judgment about the adequacy of the reserve is based upon a number of assumptions about future events which it believes to be reasonable. There is no assurance that additional increases in the reserve will not be required. The Company may from time-to-time be required to repurchase loans previously sold to investors due to loan nonperformance.

Variable Interest Entities

A variable interest entity ("VIE") is an entity that lacks equity investors or whose equity investors do not have a controlling financial interest in the entity through their equity investments. An entity is considered the primary beneficiary when it received the significant economics of the entity, and it has the power to direct the activities that most impact the VIE’s economic performance. The primary beneficiary is required to consolidate the VIE. Upon entering an agreement with a VIE, the Company performs an assessment to determine if consolidation is required.

In 2023, the Company entered into a limited partnership with SOLCAP 2023-2CH LLC (“SOLCAP 2023”) with a capital commitment of $8.5 million for the purpose of obtaining the benefits of tax credits generated from renewable energy projects. The Company is not the primary beneficiary of SOLCAP 2023 and therefore does not consolidate the VIE.

In 2024, the Company entered into a limited partnership with SOLCAP 2024-PA LLC (“SOLCAP 2024”) with a capital commitment of $6.0 million for the purposes of obtaining the benefits of tax credits generated from renewable energy projects. The Company is not the primary beneficiary of SOLCAP 2024 and therefore does not consolidate the VIE.

In 2025, the Company entered into a limited partnership with SOLCAP 2025-NJBA (“SOLCAP 2025”) with a capital commitment of $2.0 million for the purposes of obtaining the benefits of tax credits generated from renewable energy projects. The Company is not the primary beneficiary of SOLCAP 2025 and therefore does not consolidate the VIE.

The Company accounts for the VIE under the equity method of accounting. The Company has made an election under ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323): Investments in Tax Credit Structures, to apply the proportional amortization method (“PAM”) to solar tax credit investments when it is eligible. However, the investment SOLCAP 2023 did not meet the criteria for PAM; therefore, the Company is using the deferral method for accounting for the tax credits from this 2023 fund. Future investments in solar tax credits will be evaluated for accounting using PAM. The investments in SOLCAP 2024 and SOLCAP 2025 did meet the criteria for PAM. The carrying amount of equity method investments is reported in Other assets in the Consolidated Balance Sheets and the net benefit to income tax expense from these tax credit investments is disclosed in Note 12, Commitments and contingencies.

Management assesses equity method investments in VIE's for impairment when any events or changes in circumstance indicate that the carrying amount of the investment will not be realized. Management performs this assessment on an annual basis unless specific events or triggers are identified that warrant more timely consideration. Any identified impairment losses are recognized when a decline in value below the carrying amount of the investment is considered to be other-than-temporary, and previously recognized impairment losses are not reversed as is consistent with the guidance.

Derivative Financial Instruments

The Company is exposed to certain risks relating to its ongoing business operations and uses interest rate derivatives as part of its asset-liability management strategy to help manage its interest rate risk position. The Company records all derivative assets and liabilities on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting in accordance with ASC 815, Derivatives and Hedging. The Company currently has derivatives that are designated as qualifying hedging relationships. In addition, the Company also has a credit derivative under a risk participation agreement that is not designated as a qualifying hedging relationship. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities.

Changes in fair value of the Company’s cash flow hedges are recognized in AOCI or AOCL and reclassified to earnings in the period during which the hedged transaction affects earnings and is presented in the same income statement line item as the earnings effect of the hedged item. For fair value hedges, the gain or loss on the derivative as well as the offsetting gain or loss on the hedged item are recognized in current earnings as fair value changes. The change in fair value of the hedged item is recorded as a basis adjustment to the hedged assets or liabilities.

For fair value hedges meeting certain specific criteria, the Company applies the shortcut method of hedge accounting. For other derivatives that do not fall under shortcut method, the Company assesses the effectiveness of each hedging

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

relationship by comparing the changes in the cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.

Income Taxes

Income tax expense is based upon income before income taxes and generally differs from income taxes paid due to deferred income taxes and benefits arising from income and expenses being recognized in different periods for financial and income tax reporting purposes, as well as permanent differences. The Company uses the asset and liability method to account for deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities at the effective rates expected to be in effect when such amounts are realized or settled. The Company evaluates the realization of deferred tax assets based upon all positive and negative evidence available at the balance sheet date. Realization of deferred tax assets is based upon the Company’s judgments, including taxable income within any applicable carryback periods, future projected taxable income, reversal of taxable temporary differences and other tax-planning strategies to maximize realization of the deferred tax assets. A valuation allowance is recognized for a deferred tax asset if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In computing the income tax provision or benefit, the Company evaluates the technical merits of its income tax positions based upon current legislative, judicial, and regulatory guidance.

The Company continually monitors and evaluates the potential impact of current events on the estimates used to establish income tax expense and income tax liabilities. The Company and its Subsidiary file a consolidated federal income tax return and separate state income tax returns based upon current tax law, positions taken by various tax auditors within the jurisdictions that the Company is required to file income tax returns, as well as potential or pending audits or assessments by such tax auditors. If the Company incurs interest and/or penalties related to income tax matters, it will report them as a part of income tax expense.

The Company believes that its income tax filing positions taken or expected to be taken in its tax returns will more likely than not be sustained upon audit by the taxing authorities and does not anticipate any adjustments that will result in a material adverse impact on the Company’s financial condition, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Income Per Common Share

Basic net income per common share represents income available to shareholders divided by the weighted-average number of common shares outstanding during the period. Dilutive income per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Company relate solely to outstanding options, warrants and restricted stock units and are determined using the treasury stock method. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in shareholders’ equity during the period from transactions and other events and circumstances from nonowner sources. Accumulated other comprehensive income (loss) includes the reclassification for realized gains and losses from investment securities sales during the period, the unrealized holding gains and losses from investment securities available-for-sale and the change in fair value of derivatives, including termination of derivatives.

Retirement Plan

The Company has a 401(k) profit sharing plan (the “Plan”), which provides retirement benefits to officers and employees who meet certain age and service requirements. The Plan includes a salary reduction feature pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). At its discretion, the Bank makes matching contributions to the Plan. Employer contributions for the 401(k) profit sharing plan were $1.0 million and $970 thousand in 2025 and 2024, respectively, and are included in salaries and employee benefits in the Consolidated Statements of Operations.

Stock-Based Compensation

The Company grants stock options, restricted stock units, and other equity awards to purchase its common stock to

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

certain key officers/employees and directors. Stock options are for a fixed number of shares with an exercise price equal to the fair value of the shares at the grant date. The fair value of stock options is determined using the Black-Scholes model. The fair value of restricted stock units when granted is the fair value of the stock on the grant date.

Stock-based compensation expense is recognized in the Consolidated Statements of Operations on a straight-line basis over the vesting period. For nonqualified stock options, as compensation expense is recognized, a deferred tax asset is recorded that represents an estimate of the future tax deduction from exercise. At the time that stock-based awards are exercised, cancelled, or expire, the Company may be required to recognize an adjustment to income tax expense. For incentive stock options, the Company does not recognize an income tax benefit related to compensation expense in the period incurred or when exercised, unless there is a disqualifying disposition. The Company recognizes forfeitures of stock-based awards as they occur.

Fair Value

US GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities, as well as for specific disclosures. Fair value is defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between willing market participants at the measurement date. When determining the fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which those assets or liabilities are sold and considers assumptions that market participants would use when pricing those assets or liabilities.

Individual fair value estimates are classified on a three-tiered scale based upon the relative reliability of the inputs used in the valuation. Fair values determined using Level 1 inputs rely on active and observable markets to price identical assets or liabilities. In situations where identical assets and liabilities are not traded in active markets, fair values may be determined based upon Level 2 inputs, which are used when observable data exists for similar assets and liabilities. Fair values for assets and liabilities that are not actively traded in observable markets are based upon Level 3 inputs, which are considered to be unobservable.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Company enters into off-balance sheet financial instruments consisting of commitments to extend credit and letters of credit. These financial instruments are recorded in the financial statements when they become payable by the customer.

Business Combinations

The Company applies the acquisition method of accounting for all business combinations. The acquirer is the entity that obtains control of one or more businesses in the business combination and the acquisition date is the date the acquirer achieved control. The acquirer recognizes the fair value of assets acquired, liabilities assumed and any non-controlling interest in the acquiree at the acquisition date. If the fair value of net assets acquired exceeds the purchase price, it results in a bargain purchase gain on acquisition. If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Generally, fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available (the “measurement period”). During the measurement period, the Company may recognize adjustments to the initial amounts recorded as if the accounting for the business combination had been completed at the acquisition date. Adjustments are typically recorded as a result of new information received after the acquisition date that is necessary to identify and measure identifiable assets acquired and liabilities assumed. In many cases, the determination of acquisition-date fair values requires management to make estimates about discount rates, future expected cash flows, market conditions, and other future events that are subjective in nature and subject to change.

Operating Segments

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

The Company's CODM is the chief executive officer. The segment measure of profit or loss is consolidated net income

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

according to the Consolidated Statements of Operations, the measure of segment assets is total assets of the consolidated company according to the Consolidated Balance Sheets, and the accounting policies of the segment are the same as those described in the consolidated financial statements within Note 1. The CODM monitors budgeted to actual results of net income to assess the company's performance, to make decisions on strategic initiatives, and to establish management's compensation. The segment's revenues are primarily derived from retail and commercial banking products, and investment income.

Reclassifications

Certain captions and amounts in the 2024 consolidated financial statements were reclassified to conform with the 2025 presentation. These reclassifications had no effect on the net results of operations or shareholders’ equity.

Accounting Pronouncements Adopted in 2025

In December 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This Update enhances the transparency and decision usefulness of income tax disclosures for investors, lenders, creditors, and other allocators of capital (collectively, “investors”). These new enhancements are meant to better (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. For public business entities, these amendments were effective for annual periods beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company has elected to apply the new amendments retrospectively. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This Update is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and to clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The Update also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” The amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.” These amendments apply to all entities that provide interim financial statements and notes in accordance with GAAP as per ASC 205-10-45-1A, regardless of whether those interim financial statements and notes are prepared (i) at the “same level of aggregation as the annual financial statements and notes” or (ii) as condensed statements. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 with early adoption permitted for all entities. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This Update amends certain aspects of the hedge accounting guidance in Topic 815. In addition to addressing stakeholder concerns, the amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The purpose of the amendments is to better enable “entities to achieve and maintain hedge accounting for highly effective economic hedges” while reducing the occurrence of missed forecasted transactions and unintuitive hedge dedesignation events. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026, and interim periods therein. Entities are permitted to early adopt the new guidance in any interim or annual period after the Update’s issuance. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This Update expands the use of the gross-up method to certain acquired loans beyond purchased financial assets with credit deterioration ("PCD assets"). Under the gross-up method an allowance for credit losses is recognized at the acquisition date with an offsetting entry to the asset’s amortized cost basis. Specifically, this Update (i) applies the gross-up method to acquired non-PCD assets that are ‘purchased seasoned loans’ and provides criteria for determining whether acquired loans qualify as purchased seasoned loans; (ii) for purchased seasoned loans, eliminates the Day 1 credit loss expense and reduces interest income recognized in subsequent periods (because the gross-up method will now apply to those loans); (iii) keeps the guidance for PCD assets unchanged; and (iv) results in narrow subsequent measurement differences between purchased

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

seasoned loans and PCD assets. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2026, and is applied on a prospective basis with an early adoption permitted. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This Update modernizes the accounting for software costs that are accounted for under Subtopic 350-40, Intangibles—Goodwill and Other—Internal-Use Software (referred to as “internal-use software”). The Update changes the cost capitalization threshold by: (a) eliminating accounting consideration of software project development stages; cost capitalization would begin when (i) management has authorized and committed to funding the project and (ii) it is ‘probable’ the project will be completed and the software used to perform its intended function (the ‘probable-to-complete’ threshold); and (b) enhancing the guidance around the ‘probable-to-complete’ threshold. This Update also modifies the website development costs guidance by requiring entities to provide disclosures required under Subtopic 360-10 on property, plant & equipment to capitalized internal-use software and related amortization, regardless of how the internal-use software is classified on the balance sheet or how it was acquired. This Update is effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods with early adoption permitted as of the beginning of an annual reporting period. The Company intends to adopt this Update on a prospective transition approach. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted and should be applied prospectively. The Company expects to elect the use of practical expedient. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

The Company has further evaluated other Accounting Standards Updates issued during 2025 but does not expect those Updates to have a material impact on the consolidated financial statements.

NOTE 2 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses at December 31, 2025 and 2024 are summarized in the tables below:

	December 31, 2025
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,996	$-	$-	$146	$5,850
Municipal obligations	64,878	-	114	6,350	58,642
Mortgage-backed securities	188,509	-	1,264	9,713	180,060
Asset-backed securities	26,897	-	237	134	27,000
Corporate debt securities	59,079	-	929	1,057	58,951
Total securities available-for-sale	$345,359	$-	$2,544	$17,400	$330,503

	December 31, 2024
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,990	$-	$-	$378	$5,612
Municipal obligations	61,401	-	37	8,367	$53,071
Mortgage-backed securities	181,242	-	211	15,361	166,092
Asset-backed securities	46,775	-	384	219	46,940
Corporate debt securities	64,264	-	963	1,675	63,552
Total securities available-for-sale	$359,672	$-	$1,595	$26,000	$335,267

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following is a summary of maturities of AFS securities as of December 31, 2025. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalty. Mortgaged-backed securities are not presented by maturity date because pay-downs are expected before contractual maturity dates.

	Amortized	Estimated
(In thousands of dollars)	Cost	Fair Value
Due in one year or less	$4,997	$4,900
Due after one year but within five years	25,523	25,604
Due after five years but within ten years	80,252	76,792
Due after ten years	46,078	43,147
Mortgage-backed securities	188,509	180,060
Total	$345,359	$330,503

The following table shows securities in unrealized loss position for which ACL has not been recorded and the length of time they were in continuous loss positions as at December 31, 2025:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,850	$146	$5,850	$146
Municipal obligations	-	-	55,162	6,350	55,162	6,350
Mortgage-backed securities	9,712	58	107,857	9,655	117,569	9,713
Asset-backed securities	-	-	7,060	134	7,060	134
Corporate debt securities	2,963	38	16,480	1,019	19,443	1,057
Total temporarily impaired securities	$12,675	$96	$192,409	$17,304	$205,084	$17,400

The following table shows securities in unrealized loss position for which ACL has not been recorded and the length of time they were in continuous loss positions as at December 31, 2024:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,612	$378	$5,612	$378
Municipal obligations	-	-	52,299	8,367	52,299	8,367
Mortgage-backed securities	36,742	610	108,435	14,751	145,177	15,361
Asset-backed securities	-	-	11,141	219	11,141	219
Corporate debt securities	1,245	5	20,801	1,670	22,046	1,675
Total temporarily impaired securities	$37,987	$615	$198,288	$25,385	$236,275	$26,000

AFS securities are recorded at fair market value. Of the 132 securities in an unrealized loss position at December 31, 2025, 5 securities were in a continuous loss position for less than twelve months, and 127 securities were in a continuous loss position for twelve months or more. The Company believes, based on industry analyst reports, credit ratings and/or government guarantees, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered credit related required to be charged to the allowance.

Based on the results of management's review at December 31, 2025, none of the unrealized loss was attributable to credit impairment and all $17.4 million in unrealized loss was determined to be from factors other than credit. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are credit related impaired, which would require a charge to earnings in such periods.

The table below presents a summary of sales activities in the Company's investment securities AFS portfolio for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(In thousands of dollars)	2025	2024
Gross gains on sales of securities	$-	$47
Gross losses on sales of securities	(10)	(3,512)
Net realized losses on sales of securities available-for-sale	$(10)	$(3,465)
Sales proceeds	$4,956	$39,100

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2025 and 2024, investment securities with a book value of $63.8 million and $59.2 million, respectively, and a market value of $57.8 million and $51.8 million, respectively, were pledged to secure federal funds lines of credit, FRB Discount Window credit availability, FHLBA, and municipal deposits.

NOTE 3 — LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loans

Loans are stated at amortized cost. Balances within the major loans receivable categories are presented in the following table:

	2025		2024
(In thousands of dollars)	Amount	%	Amount	%
Commercial loans
Acquisition, development and construction	$119,352	7.4%	$72,520	5.2%
Income producing CRE	378,179	23.4	321,558	22.8
Owner-occupied CRE	92,787	5.7	94,573	6.7
Senior housing	259,529	16.0	234,081	16.6
Commercial and industrial	145,380	9.0	141,626	10.0
Total commercial loans	995,227	61.5	864,358	61.3
Retail loans
Marine vessels	312,096	19.3	263,657	18.6
Residential mortgages	199,991	12.4	174,099	12.4
Cash value life insurance LOC	87,172	5.4	86,844	6.2
Other consumer	22,829	1.4	20,485	1.5
Total retail loans	622,088	38.5	545,085	38.7
Total gross LHFI, net of unearned income	1,617,315	100.0%	1,409,443	100.0%
Less allowance for credit losses	(18,743)		(17,118)
LHFI, net	$1,598,572		$1,392,325
LHFS	$170,933		$174,033

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

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The Company had no loans rated Doubtful at December 31, 2025 or December 31, 2024.

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

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the risk category of term loans on amortized cost basis and, for 2025, gross charge-offs by vintage year as of December 31, 2025:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$82,551	$29,709	$6,321	$505	$-	$266	$-	$-	$119,352
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$82,551	$29,709	$6,321	$505	$-	$266	$-	$-	$119,352
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$82,530	$45,915	$37,372	$130,670	$52,803	$26,620	$1,801	$-	$377,711
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	468	-	-	468
Total income producing	$82,530	$45,915	$37,372	$130,670	$52,803	$27,088	$1,801	$-	$378,179
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$12,614	$3,727	$8,453	$15,900	$22,865	$19,200	$200	$-	$82,959
Special mention	-	-	205	-	-	2,534	-	-	2,739
Substandard	-	1,773	-	3,712	-	1,604	-	-	7,089
Total owner occupied	$12,614	$5,500	$8,658	$19,612	$22,865	$23,338	$200	$-	$92,787
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$100,332	$53,744	$23,930	$32,683	$12,084	$14,043	$-	$-	$236,816
Special mention	-	-	-	-	7,994	3,940	-	-	11,934
Substandard	-	-	-	4,458	6,321	-	-	-	10,779
Total senior housing	$100,332	$53,744	$23,930	$37,141	$26,399	$17,983	$-	$-	$259,529
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$38,753	$19,939	$14,283	$9,532	$12,678	$11,738	$31,332	$2,765	141,020
Special mention	-	-	-	-	-	-	212	-	212
Substandard	46	-	-	-	-	2,358	59	1,685	4,148
Total non-real estate	$38,799	$19,939	$14,283	$9,532	$12,678	$14,096	$31,603	$4,450	$145,380
Current period gross charge-offs	$-	$-	$33	$-	$-	$-	$-	$-	$33
Retail loans:
Marine vessels
Performing	$88,651	$43,226	$60,924	$80,217	$19,359	$19,719	$-	$-	$312,096
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$88,651	$43,226	$60,924	$80,217	$19,359	$19,719	$-	$-	$312,096
Current period gross charge-offs	$-	$162	$-	$-	$-	$-	$-	$-	$162
Residential mortgages
Performing	40,123	23,539	21,055	42,331	23,654	24,681	23,970	248	199,601
Nonperforming	-	-	390	-	-	-	-	-	390
Total residential mortgages	$40,123	$23,539	$21,445	$42,331	$23,654	$24,681	$23,970	$248	$199,991
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	-	-	-	-	-	-	87,034	138	87,172
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$87,034	$138	$87,172
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other consumer
Performing	6,900	1,307	1,665	58	1,586	11,156	157	-	22,829
Nonperforming	-	-	-	-	-	-	-	-	-
Total other consumer	$6,900	$1,307	$1,665	$58	$1,586	$11,156	$157	$-	$22,829
Current period gross charge-offs	$-	$-	$-	$-	$-	$265	$-	$-	$265

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the risk category of term loans on amortized cost basis and, for 2024, gross charge-offs by vintage year as of December 31, 2024:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2024	2023	2022	2021	2020	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$56,157	$12,929	$2,923	$8	$-	$503	$-	$-	$72,520
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$56,157	$12,929	$2,923	$8	$-	$503	$-	$-	$72,520
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$41,441	$54,468	$123,767	$57,156	$28,306	$16,006	$2	$-	$321,146
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	412	-	-	412
Total income producing	$41,441	$54,468	$123,767	$57,156	$28,306	$16,418	$2	$-	$321,558
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$4,400	$9,803	$19,153	$26,183	$15,831	$12,520	$16	$-	$87,906
Special mention	-	-	-	-	-	-	-	-	-
Substandard	1,825	-	3,996	-	-	846	-	-	6,667
Total owner occupied	$6,225	$9,803	$23,149	$26,183	$15,831	$13,366	$16	$-	$94,573
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$43,372	$24,428	$80,881	$31,613	$9,789	$-	$-	$-	$190,083
Special mention	-	-	-	17,532	-	7,494	-	-	25,026
Substandard	-	-	-	13,903	-	5,069	-	-	18,972
Total senior housing	$43,372	$24,428	$80,881	$63,048	$9,789	$12,563	$-	$-	$234,081
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$41,292	$34,052	$12,364	$19,206	$1,472	$6,400	$18,811	$3,281	136,878
Special mention	-	-	-	36	-	-	-	-	36
Substandard	-	-	-	283	-	2,626	69	1,734	4,712
Total non-real estate	$41,292	$34,052	$12,364	$19,525	$1,472	$9,026	$18,880	$5,015	$141,626
Current period gross charge-offs	$-	$87	$62	$-	$-	$-	$-	$-	$149
Retail loans:
Marine vessels
Performing	$48,640	$74,645	$95,768	$21,729	$5,690	$17,185	$-	$-	$263,657
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$48,640	$74,645	$95,768	$21,729	$5,690	$17,185	$-	$-	$263,657
Current period gross charge-offs	$-	$36	$-	$-	$-	$-	$-	$-	$36
Residential mortgages
Performing	19,067	29,485	49,850	27,362	12,472	17,104	18,292	202	173,834
Nonperforming	-	-	-	-	-	164	-	101	265
Total residential mortgages	$19,067	$29,485	$49,850	$27,362	$12,472	$17,268	$18,292	$303	$174,099
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	-	-	-	-	-	-	83,751	3,093	86,844
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$83,751	$3,093	$86,844
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$47	$-	$47
Other consumer
Performing	1,921	1,995	83	1,666	2,898	11,414	465	-	20,442
Nonperforming	-	-	-	-	-	43	-	-	43
Total other consumer	$1,921	$1,995	$83	$1,666	$2,898	$11,457	$465	$-	$20,485
Current period gross charge-offs	$-	$-	$-	$-	$-	$53	$-	$-	$53

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

to interest income. Interest on loans that are classified as nonaccrual is subsequently applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. Past due loans are loans whose principal or interest is past due 30 days or more. During the years ended December 31, 2025 and 2024, there was $123 thousand and $276 thousand, respectively, of interest income reversed from income related to loans that were transferred to nonaccrual status.

The following table presents a summary of past due and nonaccrual loans as of December 31, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development, and construction	$118,084	$1,268	$-	$-	$-	$1,268	$119,352
Income producing CRE	378,179	-	-	-	-	-	378,179
Owner-occupied CRE	89,713	-	-	-	3,074	3,074	92,787
Senior housing	248,750	-	-	-	10,779	10,779	259,529
Commercial and industrial	141,160	157	-	-	4,063	4,220	145,380
Marine vessels	311,483	613	-	-	-	613	312,096
Residential mortgages	199,373	228	-	-	390	618	199,991
Cash value life insurance LOC	87,172	-	-	-	-	-	87,172
Other consumer	22,778	51	-	-	-	51	22,829
Total	$1,596,692	$2,317	$-	$-	$18,306	$20,623	$1,617,315

The following table presents a summary of past due and nonaccrual loans as of December 31, 2024:

		Loans Past Due				Total
		30-59 Days	60-89 Days	90 Days or More		Past Due and	Total Loans
(In thousands of dollars)	Current	Past Due	Past Due	and Accruing	Nonaccrual	Nonaccrual	Receivable
Acquisition, development, and construction	$72,520	$-	$-	$-	$-	$-	$72,520
Income producing CRE	321,146	-	-	-	412	412	321,558
Owner-occupied CRE	91,148	-	-	-	3,425	3,425	94,573
Senior housing	227,511	-	-	-	6,570	6,570	234,081
Commercial and industrial	137,330	5	-	6	4,285	4,296	141,626
Marine vessels	263,657	-	-	-	-	-	263,657
Residential mortgages	172,525	1,309	-	-	265	1,574	174,099
Cash value life insurance LOC	86,844	-	-	-	-	-	86,844
Other consumer	19,996	325	121	43	-	489	20,485
Total	$1,392,677	$1,639	$121	$49	$14,957	$16,766	$1,409,443

Individually Analyzed Collateral-Dependent Loans

As of December 31, 2025, there were $18.3 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at December 31, 2025 are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$-	$-	$-	$-	$121
Owner-occupied CRE	3,074	-	3,074	-	9
Senior housing	4,458	6,321	10,779	298	-
Commercial and industrial	4,017	46	4,063	11	45
Residential mortgages	390	-	390	-	23
Total	$11,939	$6,367	$18,306	$309	$198

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted as of December 31, 2025:

	Payment Deferral	Combination of Term Extension and Payment Deferral	Combination of Term Extension and Interest Rate Reduction	Total Modfied Loans	Percent of Total Loan Class
Commercial real estate
Senior housing	$-	$6,321	$-	$6,321	2.4%
Total	$-	$6,321	$-	$6,321	0.4%

The following table presents the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted as of December 31, 2024:

	Payment Deferral	Combination of Term Extension and Payment Deferral	Combination of Term Extension and Interest Rate Reduction	Total Modfied Loans	Percent of Total Loan Class
Commercial real estate
Senior housing	$-	$9,942	$-	$9,942	4.2%
Commercial and industrial	2,228	-	1,734	3,962	2.8%
Total	$2,228	$9,942	$1,734	$13,904	1.0%

The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of December 31, 2025 or December 31, 2024.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025:

Loan Type	Financial Effect
Combination - Term Extension and Payment Deferral
Senior housing	Provided term extenstion of 14 months and deferral of full principal and interest payments.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024:

Loan Type	Financial Effect
Payment Deferral
Commercial and industrial	Provided one year of principal payment deferral (interest only)
Combination - Term Extension and Payment Deferral
Senior housing	Provided weighted average term extension of 9 months and either deferral of principal payments (interest only) or deferral of full interest payments.
Combination - Term Extension and Interest Rate Reduction
Commercial and industrial	Provided 36 month extension, broken into three 12 month extension options, and reduced interest rate by 100 bps in the first 12 months and by 50 bps in the second 12 months.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of December 31, 2025:

		Loans Past Due
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$-	$-	$-	$6,321	$6,321
Total	$-	$-	$-	$6,321	$6,321
Total nonaccrual loans included above	$-	$-	$-	$6,321	$6,321

The following table depicts the performance of loans that have been modified in the last 12 months as of December 31, 2024:

		Loans Past Due
	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$9,942	$-	$-	$-	$9,942
Commercial and industrial	3,962	-	-	-	3,962
Total	$13,904	$-	$-	$-	$13,904
Total nonaccrual loans included above	$10,532	$-	$-	$-	$10,532

The following table provides the amortized cost basis of financing receivables related to loans modified to borrowers experiencing financial difficulty at December 31, 2025 that had a payment default and were modified in prior the 12 months:

Combination Term Extension and Payment Deferral
Commercial real estate
Senior housing	$6,321
Total	$6,321

At December 31, 2024, there were no financing receivables related to loans modified to borrowers experiencing financial difficulty that had a payment default and were modified in the prior 12 months.

Related Party Loans

Certain parties (principally certain directors and executive officers of the Company, their immediate families and business interests) were loan customers of and had other transactions in the normal course of business with the Company. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectability.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a rollforward of the related party loans as of December 31, 2025 and 2024:

	For the Years Ended
	December 31,
(In thousands of dollars)	2025	2024
Balance, beginning of year	$330	$339
New loans	2,500	-
Less loan repayments	(412)	(9)
Balance, end of year	$2,418	$330

None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2025 or December 31, 2024.

Allowance for Credit Losses on Loans

The allowance for credit losses on loans represents an allowance for expected losses over the remaining contractual life of the assets adjusted for prepayments. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

The following table presents a summary of the Company's ACL, by loan category for credit losses for the year ended December 31, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Year Ended December 31, 2025
Commercial loans
Acquisition, development, and construction	$1,188	$-	$-	$435	$1,623
Income producing CRE	5,867	-	-	1,160	7,027
Owner-occupied CRE	543	-	-	327	870
Senior housing	4,576	-	-	(525)	4,051
Commercial and industrial	751	(33)	46	138	902
Total commercial loans	12,925	(33)	46	1,535	14,473
Retail loans
Marine vessels	1,688	(162)	-	(114)	1,412
Residential mortgages	2,015	-	35	362	2,412
Cash value life insurance LOC	88	-	-	(6)	82
Other consumer	402	(265)	44	183	364
Total retail loans	4,193	(427)	79	425	4,270
Total ACL on loans	17,118	(460)	125	1,960	18,743
ACL for unfunded commitments	2,720	-	-	1,236	3,956
Total ACL	$19,838	$(460)	$125	$3,196	$22,699

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents a summary of the Company's ACL, by loan category for credit losses for the year ended December 31, 2024:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Year Ended December 31, 2024
Commercial loans
Acquisition, development, and construction	$3,318	$-	$-	$(2,130)	$1,188
Income producing CRE	5,067	-	-	800	5,867
Owner-occupied CRE	628	-	53	(138)	543
Senior housing	1,342	-	-	3,234	4,576
Commercial and industrial	1,079	(149)	67	(246)	751
Total commercial loans	11,434	(149)	120	1,520	12,925
Retail loans
Marine vessels	1,277	(36)	-	447	1,688
Residential mortgages	2,167	-	15	(167)	2,015
Cash value life insurance LOC	122	(47)	-	13	88
Other consumer	465	(53)	54	(64)	402
Total retail loans	4,031	(136)	69	229	4,193
Total ACL on loans	15,465	(285)	189	1,749	17,118
ACL for unfunded commitments	3,916	-	-	(1,196)	2,720
Total ACL	$19,381	$(285)	$189	$553	$19,838

NOTE 4 — PREMISES, FURNITURE AND EQUIPMENT

Premises, furniture and equipment owned and utilized in the operations of the Company are summarized as follows as at December 31, 2025 and 2024:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
Buildings and improvements	$12,247	$12,167
Land	4,023	4,023
Furniture and equipment	5,283	4,673
Leasehold and land improvements	5,608	4,998
Software	1,550	1,276
Vehicles	-	19
Construction in progress	305	143
Total	29,016	27,299
Less: accumulated depreciation and amortization	(10,894)	(9,503)
Premises, furniture and equipment, net	$18,122	$17,796

Depreciation expense for the years ended December 31, 2025 and 2024 was $1.4 million and $1.2 million, respectively. Software amortization expense for the years ended December 31, 2025 and 2024 was $138 thousand and $97 thousand, respectively.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 5 — OTHER ASSETS

Other assets consisted of the following as at December 31, 2025 and 2024:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
Accrued interest receivable	$10,028	$9,706
Derivative assets	6,135	7,717
Right-of-use assets	3,886	4,036
Taxes receivable, net	1,849	2,791
Solar tax equity investments	1,701	2,666
Prepaid expenses	2,197	1,705
Other	3,206	4,208
Total	$29,002	$32,829

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS

The Company’s carrying amount of goodwill at December 31, 2025, and 2024 and changes to the goodwill are summarized as follows:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
Beginning of year	$4,708	$4,708
Acquired goodwill	-	-
Impairment	-	-
End of year	$4,708	$4,708

Goodwill was recognized as a result of the Company’s acquisition of First Citizens Financial Corporation in 2018. As of October 1, 2025, the Company performed its annual goodwill impairment evaluation conducting a comprehensive business valuation analysis using a quantitative method for determining the fair value. The Company determined the fair value of our reporting unit exceeded its carrying amount and that goodwill was not impaired. There are no events that have occurred since the last annual goodwill impairment assessment that would necessitate an interim goodwill impairment. No goodwill was recognized in conjunction with the acquisition of Cornerstone Bank in 2021.

The Company also had other intangible assets at December 31, 2025 and 2024, as presented in the following table:

	December 31, 2025			December 31, 2024
(In thousands of dollars)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Core deposit intangibles	$1,850	$1,562	$288	$1,850	$1,409	$441
Commercial mortgage servicing rights	3,857	2,591	1,266	3,445	2,208	1,237
Total	$5,707	$4,153	$1,554	$5,295	$3,617	$1,678

Core deposit intangibles are amortized over their estimated useful lives, which the Company determined is ten years. Amortization expense of $153 thousand and $189 thousand at December 31, 2025 and 2024, respectively, was recognized in other noninterest expense.

CMSRs arise from the sale of participating interests in government guaranteed loans to third parties where servicing is retained by the Company. These assets are amortized over the expected remaining life of the related loan. Amortization expense of $383 thousand and $314 thousand at December 31, 2025 and 2024, respectively, was recognized in other noninterest income related to these intangible assets. There was no impairment for the CMSRs for the years ended December 31, 2025 or 2024.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s estimated future amortization of intangible assets at December 31, 2025 is presented in the following table:

2026	$347
2027	285
2028	216
2029	168
2030	130
Thereafter	408
Total expected amortization	$1,554

Contractually specified servicing fees related to commercial mortgage servicing rights of $1.1 million were recognized in other noninterest income during each of the years ended December 31, 2025, and 2024. The principal balance of loans serviced for third parties was $205.8 million and $201.0 million at December 31, 2025 and 2024, respectively.

A rollforward of each class of CMSRs is presented as follows:

	For the Years Ended December 31,
	2025		2024
(In thousands of dollars)	SBA	USDA	SBA	USDA
Beginning carrying value, net	$590	$647	$697	$428
Amortization	(254)	(129)	(241)	(73)
Servicing rights originated	369	43	134	292
Servicing rights purchased	-	-	-	-
Servicing rights sold	-	-	-	-
Impairment	-	-	-	-
Ending carrying value, net	$705	$561	$590	$647

The estimated fair value of the CMSRs was $1.7 million and $1.6 million at December 31, 2025 and 2024, respectively.

NOTE 7 — DEPOSITS

At December 31, 2025, the scheduled maturities of certificates of deposit were as follows:

Maturing In	Amount (in '000)
2026	$723,130
2027	52,753
2028	11,238
2029	58
2030 and thereafter	25
Total	$787,204

The Company had $307.3 million and $275.3 million in brokered deposits at December 31, 2025 and 2024, respectively. The Company also had reciprocal deposits of $174.5 million and $131.5 million at December 31, 2025 and 2024, respectively.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at December 31, 2025 and 2024 were estimated to be $186.4 million and $165.6 million, respectively.

At December 31, 2025 and 2024, total deposits held by the Company's related parties were $43.7 million and $47.5 million, respectively.

NOTE 8 — OTHER BORROWINGS

The Company had the following other borrowings at December 31, 2025 and 2024:

	Average Interest Rate			Amount
(Dollars in thousands)	2025	2024	Maturity Date	2025	2024
Federal Home Loan Bank of Atlanta advances:
Fixed Rate Advance	3.77%	−	3/16/2026	$30,000	$-
Fixed Rate Advance	−	4.43%	1/18/2025	$-	15,000
Revolving commercial line of credit, net	−	8.33%	12/10/2025	-	11,995
Subordinated debt, net	−	5.95%	9/15/2030	-	14,730
Total other borrowings				$30,000	$41,725

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company had no pledged investment securities as collateral for the FHLBA advances at December 31, 2025 and 2024. The Company's FHLB stock is also pledged to secure the borrowings. In addition, the Company has pledged blanket liens on its first mortgages 1-4 family residential loans, second mortgages 1-4 family residential loans, including open-ended loans and closed-end 1-4 family residential properties, and commercial real estate loans. The aggregate balance of identified pledgable loans totaled $176.3 million and $162.8 million at December 31, 2025 and 2024, respectively.

The Company had the ability to borrow an additional $144.3 million and $141.8 million at December 31, 2025 and 2024, respectively, from the FHLBA secured by a blanket lien on one-to-four family first mortgage loans, multifamily residential loans, and revolving, open-end loans, marketable securities or cash. FHLBA has approved borrowings up to 20% of CSB's total assets less advances outstanding. The borrowings are available by pledging collateral and purchasing additional stock in the FHLBA. All of the lines discussed above can be revoked at the lender’s discretion.

On December 10, 2021, the Company ("Borrower") entered into a Loan and Security Agreement (the "Agreement") with ServisFirst Bank ("Lender"), for the Lender to extend a revolving line of credit in the maximum principal amount of $18.0 million (the "Loan") and commitment. Interest on the principal balance of the Loan from time to time outstanding was payable at a per annum rate (the “Interest Rate”) equal to the greater of (i) the Prime Rate in effect from time to time; or (ii) a floor rate of three and twenty-five hundredths percent (3.25%). On November 21, 2023, the Agreement was amended and restated in its entirety to increase the maximum principal amount to $24.0 million and provided other terms and conditions. On December 10, 2025, the Agreement was amended and restated in its entirety to decrease the maximum principal amount to $15.0 million and provided other terms and conditions. At December 31, 2025 and 2024, the Company had nil and $12.0 million, respectively, of this revolving commercial line of credit outstanding. Unamortized debt issuance costs related to this line of credit were nil and $5 thousand at December 31, 2025 and 2024, respectively.

The Company incurred $300 thousand and $1.1 million of interest expense related to the ServisFirst line of credit for the years ended December 31, 2025 and 2024, respectively.

The Company had pledged investment securities at December 31, 2025 and 2024, totaling $9.1 million and $8.5 million, respectively, as collateral for federal funds purchased. As of December 31, 2025 and 2024, the Company had unused lines of credit to purchase federal funds from unrelated banks totaling $69.5 million as of the end of both periods, a portion of which is secured by investment securities. These lines of credit are available on a one-day basis for general corporate purposes. The Company had no outstanding balances under these lines of credit at December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company had an unused line of credit to borrow from the FRB of Richmond discount window totaling $29.8 million and $30.4 million, respectively, which was fully secured by investment securities. This line of credit was available on an overnight basis for general corporate purposes. The Company had pledged investment securities at December 31, 2025 and 2024 totaling $31.6 million and $32.1 million, respectively, as collateral at the FRB. As of December 31, 2025 and 2024, the Company had no outstanding balances.

On September 9, 2020, the Company issued a private placement of $15.0 million of 5.95% fixed-to-floating rate subordinated notes due 2030 (the "Notes") to certain qualified institutional buyers and institutional accredited investors (the "Private Placement"). The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes. The Notes were unsecured and had a ten-year term, maturing September 15, 2030, and bore interest at a fixed annual rate of 5.95%, payable semi-annually in arrears, for the first five years of the term. Thereafter, the interest rate were to reset quarterly to an interest rate per annum equal to the then current three-month Secured Overnight Financing Rate ("Three-Month SOFR"), plus a spread of 582 basis points, payable quarterly in arrears, provided, however, that, in the event the Three-Month SOFR is less than zero, the Three-Month SOFR was to be deemed to be zero. As was provided in the Notes, under specified conditions, the interest rate on the Notes during the Floating Rate Period was determined based upon a rate other than Three-Month SOFR. The Company had the option to redeem the Notes, in whole or in part, on any interest payment date on or after September 15, 2025, and to redeem the Notes at any time in whole upon certain other specified events. On September 15, 2025, the Company redeemed the Notes in whole along with the accrued interest. There were no unamortized debt issuance costs related to the subordinated debt at December 31, 2025 as the Note was fully redeemed and the remaining unamortized cost was expensed. Unamortized debt issuance costs related to the subordinated debt were $270 thousand at December 31, 2024.

The Company incurred $893 thousand and $940 thousand of interest expense related to subordinated debt for the years ended December 31, 2025 and 2024, respectively.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 9 — INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2025 and 2024 is summarized as follows:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
Current portion:
Federal	$5,512	$2,933
State	943	425
	6,455	3,358
Deferred income tax (benefit) expense:
Federal	$(207)	$1,760
State	(4)	193
	(211)	1,953
Total tax expense from continuing operations	$6,244	$5,311

The company does not have income from foreign sources and therefore does not have any foreign income tax.

A reconciliation between the income tax expense and the amount computed by applying the Federal statutory rate of 21% to income before income taxes follows:

	Years Ended December 31,
	2025		2024
(Amounts in thousands of dollars)	Amount	Percent	Amount	Percent
Tax at U.S. Statutory Rate	$6,539	21.00%	$5,715	21.00%
State income tax, net of federal income tax effect*	786	2.53%	503	1.85%
Tax credit investments**	(601)	-1.93%	(628)	-2.31%
Nontaxable or Nondeductible Items:
Tax exempt income, net of interest expense disallowance	(12)	-0.04%	9	0.03%
Bank-owned life insurance	(381)	-1.22%	(349)	-1.28%
Stock-based compensation	2	0.01%	16	0.06%
Other items, net	(89)	-0.29%	45	0.16%
Total tax expense	$6,244	20.06%	$5,311	19.51%

*State taxes in Georgia and South Carolina made up the majority (greater than 50 percent) of the tax effect in this category.

**Tax credit investments includes tax credits and the amortization of and projected tax losses from credit investments.

The gross amounts of deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are as follows:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
Deferred tax assets:
Net operating loss carryforward	$6,440	$7,134
Unrealized loss on securities available-for-sale	3,464	5,691
ACL on loans	4,441	4,024
Lease liability	1,074	1,124
ACL for unfunded commitments	933	636
Purchase accounting adjustments	263	370
Accrued expenses	480	501
Investments in partnerships	620	518
Stock-based compensation	702	506
Nonaccrual loan interest	539	265
Total deferred tax asset	18,956	20,769
Deferred tax liabilities:
Unrealized gain on cash flow hedges	(686)	(924)
Lease right-of-use asset	(916)	(944)
Origination costs and fees	(539)	(547)
Depreciation	(370)	(146)
Prepaid expenses	(75)	(60)
Total deferred tax liabilities	(2,586)	(2,621)
Net deferred tax asset	$16,370	$18,148

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Deferred tax assets represent the future benefit of deductible differences and, if it is more likely than not that a tax asset will not be realized, a valuation allowance is required to reduce the recorded deferred tax assets to net realizable value. After review of all positive and negative factors and potential tax planning strategies, as of December 31, 2025 and 2024, management has determined that a valuation allowance is not necessary. Management has determined that it is more likely than not that the remaining deferred tax asset at December 31, 2025 will be realized, and accordingly, has not established a valuation allowance.

The Company had federal net operating losses of $28.0 million and $30.5 million at December 31, 2025 and 2024, respectively. These net operating losses expire at various times from 2028 through 2037. The Company’s ability to benefit from the use of these net operating loss carryforwards is limited annually under Section 382 of the Internal Revenue Code. The Company has state net operating losses of $16.6 million and $20.4 million at December 31, 2025 and 2024, respectively. These net operating losses expire at various times from 2028 through 2038.

Income taxes paid (net of refunds received) were as follows:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
Income Taxes Paid (Received):
Federal taxes paid	$1,197	$(1,395)
State and city taxes paid:
California	130	60
Florida	200	155
New Jersey	*	55
New York	*	65
South Carolina	*	75
Other	308	101
Total state and city taxes paid	638	511
Total tax expense	$1,835	$(884)

*Jurisdiction below the 5 percent of total income taxes paid (net of refunds) threshold for the period presented.

The Company has analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with applicable regulations. Tax returns for 2022 and subsequent years are subject to examination by taxing authorities.

NOTE 10 — LEASES

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. Rental expense recorded under short-term leases for the year ended December 31, 2025 was $13 thousand. There were no rental expenses recorded under short-term leases for the year ended December 31, 2024. At December 31, 2025 and 2024, the Company had no leases classified as finance leases.

At December 31, 2025 and 2024, the Company had an operating lease ROU asset of $3.9 million and $4.0 million, and an operating lease liability of $4.6 million and $4.8 million, respectively. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Rental expense recorded under long-term leases for the years ended December 31, 2025 and 2024 was $1.1 million for each of the periods.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases were 6.22 years and 3.02%, respectively, at December 31, 2025.

A maturity analysis of the Company's operating lease liabilities and reconciliation of the undiscounted cash flows to the operating lease liability at December 31, 2025 is as follows (in thousands of dollars):

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2026	$809
2027	879
2028	804
2029	730
2030	703
Thereafter	1,116
Total undiscounted cash flows	5,041
Discount on cash flows	(487)
Total lease liability	$4,554

NOTE 11 — OTHER NONINTEREST EXPENSE

A summary of the components of other noninterest expense is as follows for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
General and administrative expense	$1,245	$993
Marketing and business development	972	859
Deposit related expense	432	386
Other loan expense	556	518
Board of directors fees	702	318
Amortization expense	291	287
SBA contingency reserve	-	(778)
Other	2,092	2,011
Total	$6,290	$4,594

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments where contract amounts represent credit risk as of December 31, 2025 and 2024 include:

	Years Ended December 31,
(In thousands of dollars)	2025	2024
Commitments to extend credit	$510,977	$460,840
Letters of credit	181	1,223
Total	$511,158	$462,063

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

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The Company maintains cash deposits with a financial institution that during the year are in excess of the insured limitation of the FDIC. If the financial institution were not to honor its contractual liability, the Company could incur losses. Management is of the opinion that there is no material risk because of the financial strength of the institution.

Tax Credit Investments

The Company has invested capital in limited partnerships to obtain renewable energy tax credits generated by solar power projects. The following table summarizes the tax credit investment and equity investment as of December 31, 2025 and 2024:

		Years Ended December 31,
(In thousands of dollars)	Balance Sheet Location	2025	2024
Carrying amount	Other assets	$1,701	$2,666
Amount of future funding commitments not included in carrying amount	N/A	1,193	2,721

The following table presents a summary of net provision (benefit) to income tax expense from tax credit investments recognized in the provision for income taxes related to the recognition of tax credits, adjustments to taxes payable from flow-through losses, and changes in deferred tax items for the years ended December 31, 2025 and 2024, respectively.

		Years Ended December 31,
(In thousands of dollars)	Income Statement Location	2025	2024
Tax credits:
Investment in solar tax credits	Income tax benefit	$(1,037)	$(868)

Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which could have a material adverse effect on the financial position or operating results of the Company.

NOTE 13 — STOCK-BASED COMPENSATION

In 2017, the shareholders of the Company approved the CoastalSouth Bancshares, Inc. ("COSO") 2017 Incentive Plan (“2017 Plan”) to attract, incentivize and retain the services of senior officers, and directors of the Bank. In April 2025, the shareholders of the Company approved the COSO Omnibus Incentive Plan ("2025 Plan") and, together with the 2017 Plan, the "Plans") reserving 260,000 shares for future issuance, any or all of which may be granted as incentive stock options, nonqualified stock options, restricted stock, restricted stock units ("RSUs"), deferred stock units, stock appreciation rights, performance awards, other stock-based awards, or any other right or interest relating to stock or cash. Following the adoption of the 2025 Plan, no new awards will be issued under the 2017 Plan.

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

As of December 31, 2025, there were 884,750 stock options and 388,500 unvested RSUs granted under the Plans.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Plans are administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the Plans, and the terms of those awards, are made by the Committee. The terms of each stock-based award are indicated in an award certificate. As of December 31, 2025, 260,000 shares were authorized and 244,500 shares were available for issuance under the 2025 Plan.

Stock-based awards are recognized over the vesting period and reflected as salaries and employee benefits within the Consolidated Statements of Operations, which were $946 thousand and $1.3 million for the years ended December 31, 2025 and 2024, respectively.

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

A summary of stock option activity for the years ended December 31, 2025 and 2024 is presented below:

			Weighted Average
	Number of	Weighted Average	Grant Date
	Shares	Exercise Price	Fair Value
Outstanding at December 31, 2023	746,750	$13.29	$5.09
Granted	1,500	15.80	7.81
Exercised	-	-	-
Forfeited or Expired	(11,000)	13.34	5.18
Outstanding at December 31, 2024	737,250	$13.30	$5.09
Granted	-	-	-
Exercised	(7,750)	13.22	5.29
Forfeited or Expired	(3,250)	15.00	5.75
Outstanding at December 31, 2025	726,250	$13.29	$5.09

	Number of	Weighted Average	Weighted Average Remaining	Aggregate Intrinsic Award
	Shares	Exercise Price	Contractual Life	Value (1)
Outstanding at December 31, 2024	737,250	$13.30
Outstanding at December 31, 2025	726,250	$13.29	3.04	$7,233
Vested & exercisable at December 31, 2024	706,250	$13.15
Vested & exercisable at December 31, 2025	715,500	$13.24	2.99	$7,162

(1) Presented in thousands and considering a $23.25 market value at December 31, 2025.

There were no stock options granted during the year ended December 31, 2025. A summary of assumptions used in the valuation for stock options granted during the year ended December 31, 2024 is below:

2024 Black-
Scholes Inputs
Expected dividend yield	0.00%
Expected volatility	46.75%
Risk-free interest rate	4.05%
Expected life (in years)	6.25

As of December 31, 2025 and 2024, there were $14 thousand and $124 thousand of total unrecognized compensation cost related to stock options granted under the Plans. As of December 31, 2025, the cost is expected to be recognized over a weighted-average period of 0.84 years.

Restricted Stock Units

Periodically, the Company issues RSUs to its directors and senior officers. Compensation expense is recognized over the vesting period of the awards based upon the fair value of the stock at grant date. The Company did not grant any RSUs during the year ended December 31, 2025 to the Board of Directors. During the year ended December 31, 2024, the Company granted 19,700 of RSUs to the Board of Directors with a vesting period per the table below.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

2024 RSUs Granted to the Borad of Directors
Number of RSU's Granted	Vesting Period
19,700	100% 1-year vesting period
19,700

In addition, the Company granted 56,500 RSUs during the year ended December 31, 2025 to members of management with various vesting periods per the table below.

2025 RSUs Granted to Management
Number of RSU's Granted	Vesting Period
40,500	100% cliff vest at end of 5 years
3,000	Vests ratably over a 3-year period with vesting on each anniversary date
5,000	Vests ratably over a 5-year period with vesting on each anniversary date
8,000	Vests ratably over a 8-year period with vesting on each anniversary date
56,500

During the year ended December 31, 2024, the Company granted 80,500 RSUs to members of management with a vesting period per the table below.

2024 RSUs Granted to Management
Number of RSU's Granted	Vesting Period
80,500	100% cliff vest at end of 5 years
80,500

A summary of RSU activity for the years ended December 31, 2025 and 2024 is below:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Outstanding at December 31, 2023	89,350	$15.97
Granted	100,200	16.53
Delivered	(28,775)	16.27
Forfeited	(1,500)	15.90
Outstanding at December 31, 2024	159,275	$16.26
Granted	56,500	21.10
Delivered	(5,775)	17.99
Forfeited	(500)	21.30
Outstanding at December 31, 2025	209,500	$17.51

As of December 31, 2025 and 2024, there was approximately $2.0 million and $1.6 million, respectively, of total unrecognized compensation cost related to nonvested RSUs granted under the Plans. As of December 31, 2025, the cost is expected to be recognized over a weighted-average period of 3.35 years.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 14 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding in-the-money stock warrants and options, as well as restricted stock units. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. As of December 31, 2025, there were no potential common shares that were not included in the potentially dilutive stock options. As of December 31, 2024, there were 80,000 potential common shares that were not included in the potentially dilutive stock options.

Net income per common share were calculated as follows:

	For the Years Ended December 31,
(in thousands of dollars except share and per share amounts)	2025	2024
Net income per share - basic computation:
Net income available to common shareholders	$24,892	$21,904
Average common shares outstanding - basic	11,125,064	10,198,298
Basic net income per share	$2.24	$2.15

Diluted net income per share computation:
Net income available to common shareholders	$24,892	$21,904
Average common shares outstanding - basic	11,125,064	10,198,298
Incremental shares from assumed conversions
Stock options	277,347	192,283
Restricted stock units	117,804	80,052
Average common shares outstanding - diluted	11,520,215	10,470,633
Diluted net income per share	$2.16	$2.09

NOTE 15 — REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of December 31, 2025 the Bank meets all capital adequacy requirements to which it is subject. Because the Company is a small bank holding company under the guidelines of the Federal Reserve System and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

Prompt Corrective Action — The federal banking agencies have broad powers with which to require companies to take prompt corrective action to resolve problems of insured depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for this purpose: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; and (v) critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the capital amounts and ratios of the Bank and the regulatory minimum requirements at December 31, 2025 and 2024:

					To Be Well-
			For Capital		Capitalized Under Prompt
(In thousands of dollars)	Actual		Adequacy Purposes		Corrective Action Provisions
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Coastal States Bank
Total capital	$276,985	13.31%	$166,488	8.00%	$208,110	10.00%
Tier 1 capital	255,979	12.30%	124,866	6.00%	166,488	8.00%
Tier 1 leverage	255,979	11.18%	91,577	4.00%	114,471	5.00%
Common Equity Tier 1 Capital	255,979	12.30%	93,649	4.50%	135,271	6.50%

December 31, 2024
Coastal States Bank
Total capital	$242,716	12.97%	$149,715	8.00%	$187,144	10.00%
Tier 1 capital	225,890	12.07%	112,287	6.00%	149,715	8.00%
Tier 1 leverage	225,890	10.64%	84,923	4.00%	106,154	5.00%
Common Equity Tier 1 Capital	225,890	12.07%	84,215	4.50%	121,644	6.50%

The Bank’s regulatory capital ratios are currently well in excess of the minimum standards and continue to be in the "well-capitalized" regulatory classification.

NOTE 16 — SHAREHOLDERS' EQUITY

Voting Common Stock — On July 3, 2025, the Company issued 1,700,000 shares of voting common stock through an IPO. In addition, 1,059,873 of non-voting common shares were converted into voting common shares. During the years ended December 31, 2025 and 2024, the Company issued 5,775 and 28,775 shares of voting common stock for vested RSUs, respectively. Additionally, the Company issued 4,491 shares of voting common stock for the exercised stock options during the year ended December 31, 2025. On January 26, 2024, 701,442 shares of voting common stock were issued upon a common stock offering private placement. At December 31, 2025, there were 10,868,256 shares of $1.00 par value voting common stock outstanding.

Nonvoting Common Stock — During the year ended December 31, 2025, 1,059,873 of non-voting common shares were converted into voting common shares. At December 31, 2025, there were 1,112,156 shares of $1.00 par value nonvoting common stock outstanding.

Dividends — The ability of the Company to pay cash dividends to shareholders is dependent upon receiving cash in the form of dividends from its banking subsidiary. However, certain restrictions exist regarding the ability of the subsidiary to transfer funds in the form of cash dividends to the Company. South Carolina banking regulators restrict the amount of dividends that can be paid to shareholders. All of the Bank's dividends to the Company are payable only from the undivided profits of the Bank. During the years ended December 31, 2025 and 2024, the Bank paid $12.5 million and $6.0 million, respectively, to the Company. At December 31, 2025, the Bank had retained earnings of $69,056.

Accumulated Other Comprehensive Loss — Shareholders' equity as of December 31, 2025 was negatively impacted by the decline of fair value for our AFS investment portfolio driven by higher interest rates. This decline of fair value for our AFS investment portfolio has been abating significantly in recent years. The Company reviews its AFS securities portfolio quarterly for credit related impairment, and none was recognized. Management believes that the decreases in value are driven by these interest rate movements and are not indicative of credit or other performance issues within the securities portfolio. The Company's AOCL as of December 31, 2025 was $9,219.

As a State chartered bank under South Carolina law, the Bank is authorized to pay cash dividends up to 100% of net income in any calendar year without obtaining the prior approval of the South Carolina State Board of Financial Institutions ("State Board") or the Commissioner of Banking provided that the Bank received a composite rating of one or two at the last examination conducted by the State or Federal regulatory authority. Otherwise, the Bank must file an income and expense report and obtain the specific approval of the State Board. Under Federal Reserve Board regulations, the amount of loans or advances from the banking subsidiary to the parent company are also restricted.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Equity Securities — Equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. There were no equity securities held at December 31, 2025 and 2024.

Loans Held for Sale — Loans held for sale are comprised of loans originated for sale in the ordinary course of business and purchased with intent to sell through MBF. The fair value of loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as non-recurring Level 2. There were no loans held for sale requiring fair value adjustments at December 31, 2025 and 2024.

Collateral-Dependent Loans — The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered collateral-dependent, evaluated individually for impairment, and an allowance for credit loss is established. Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. If a loan is determined to be collateral-dependent, or if foreclosure is probable, the Company measures the net realizable value of the collateral (fair value less costs to sell) to determine the level of impairment for the loan. The valuation of collateral is supported by an appraisal, brokers price opinion, or other comparable market data. Otherwise, the Company performs a discounted cash flow analysis on the loan to determine the level of ACL needed. At December 31, 2025 and 2024, substantially all of the individually evaluated collateral-dependent loans were evaluated based upon the fair value of the collateral. Collateral-dependent loans where an

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

Other Real Estate Owned — Foreclosed assets are adjusted to fair value upon transfer of the loans to OREO. Real estate acquired in settlement of loans is recorded initially at estimated fair value of the property less estimated selling costs at the date of foreclosure. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the property less estimated selling costs declines below the initial recorded value. OREO presented as measured on a non-recurring basis includes only those properties that had changes in valuation. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.

Derivative Financial Instruments — The Company’s derivative financial instruments, which are interest rate contracts, are valued using a discounted cash flow method that incorporates current market interest rates.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at December 31, 2025 and 2024:

	Year Ended December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,850	$-	$5,850	$-
Municipal obligations	58,642	-	58,642	-
Mortgage-backed securities	180,060	-	180,060	-
Asset-backed securities	27,000	-	27,000	-
Corporate debt securities	58,951	-	58,451	500
Total	$330,503	$-	$330,003	$500
Other
Derivative assets	$6,135	$-	$6,135	$-

	Year Ended December 31, 2024
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,612	$-	$5,612	$-
Municipal obligations	53,071	-	53,071	-
Mortgage-backed securities	166,092	-	166,092	-
Asset-backed securities	46,940	-	46,940	-
Corporate debt securities	63,552	-	63,052	500
Total	$335,267	$-	$334,767	$500
Other
Derivative assets	$7,717	$-	$7,717	$-
Liabilities:
Derivative liabilities	$(6)	$-	$-	$(6)

Level 3 assets measured at fair value on a recurring basis at December 31, 2025 and 2024 were $500 thousand. There were no changes in the value in either of those periods. There were no Level 3 liabilities measured at fair value on a recurring basis at December 31, 2025. Level 3 liabilities measured at fair value on a recurring basis at December 31, 2024 were $6 thousand.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) for which a nonrecurring change in fair value has been recorded during the years ended December 31, 2025 and 2024.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Year Ended December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Collateral-dependent loans, net	$17,997	$-	$-	$17,997
Total	$17,997	$-	$-	$17,997

	Year Ended December 31, 2024
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Other real estate owned	$864	$-	$-	$864
Impaired loans, net	13,215	-	-	13,215
Total	$14,079	$-	$-	$14,079

There were no liabilities measured at fair value on a nonrecurring basis at December 31, 2025 and 2024.

The following tables present quantitative information about the unobservable inputs used in Level 3 fair value measurements at December 31, 2025 and 2024:

December 31, 2025	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Range of Inputs
Collateral-dependent loans, net	$17,997	Third party appraisal or broker's price opinion	Management discount for costs to sell	0% -10%

December 31, 2024	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Range of Inputs
Other real estate owned	$864	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%
Collateral-dependent loans, net	$13,215	Third party appraisal or broker's price opinion	Management discount for costs to sell	0% -10%

Fair Value of Financial Instruments

The following tables include the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at December 31, 2025.

	Year Ended December 31, 2025
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,767	$79,767	$79,767	$-	$-
Loans held for sale	170,933	170,933	-	170,933
Loans held for investment, net	1,598,572	1,565,718	-	-	1,565,718
Non-marketable equity securities	8,759	8,759	-	-	8,759
Financial Liabilities:
Deposits	1,987,684	1,884,592	-	1,884,592	-
Other borrowings	30,000	30,002	-	30,002	-

	Year Ended December 31, 2024
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$67,961	$67,961	$67,961	$-	$-
Loans held for sale	174,033	174,033	-	174,033
Loans held for investment, net	1,392,325	1,347,071	-	-	1,347,071
Non-marketable equity securities	7,483	7,483	-	-	7,483
Financial Liabilities:
Deposits	1,834,802	1,723,134	-	1,723,134	-
Other borrowings	41,725	41,531	-	41,531	-

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

Other borrowings — The fair value of the Company’s FHLBA, line of credit and subordinated debt advances are estimated based upon the discounted value of contractual cash flows. The fair value of investment securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

NOTE 18 — REVENUE RECOGNITION

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

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below presents the revenue streams within the scope of the standard and is followed by a description of each noninterest income revenue stream for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
(In thousands of dollars)	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$1,812	$1,812
Income from mortgage originations	-	1,176	1,176
Gain on sale of government guaranteed loans	-	1,560	1,560
Interchange income and card fees	991	-	991
Service charges on deposit accounts	890	-	890
Losses on sale of available-for-sale securities	-	(10)	(10)
Other noninterest income	104	1,548	1,652
Total noninterest income	$1,985	$6,086	$8,071

	Year Ended December 31, 2024
(In thousands of dollars)	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$1,664	$1,664
Income from mortgage originations	-	1,204	1,204
Gain on sale of government guaranteed loans	-	1,818	1,818
Interchange income and card fees	868	-	868
Service charges on deposit accounts	846	-	846
Losses on sale of available-for-sale securities	-	(3,465)	(3,465)
Other noninterest income	151	1,428	1,579
Total noninterest income	$1,865	$2,649	$4,514

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

Other noninterest income — Other noninterest income consists primarily of loan fees and income from partnership investments accounted for under the equity method, which are out of the scope of ASC Topic 606. The items within scope of the standard primarily relate to contracts with third parties for miscellaneous referral or broker income.

Contract assets and liabilities — A contract asset balance typically occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. In contrast, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams that

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

are within the scope of ASC 606 are largely based on transactional activity which typically occurs at a point in time immediately after the performance obligations have been satisfied. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers. Therefore, the Company does not experience significant contract balances. As of December 31, 2025 and 2024, the Company had no significant contract balances.

NOTE 19 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps and options agreements as part of its asset-liability management strategy to help mitigate its interest rate risk. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements. Derivative financial instruments are recorded in the Consolidated Balance Sheets as either an asset or a liability (in other assets or other liabilities, respectively) and measured at fair value.

The Company presents derivative position gross on the balance sheet. The following tables reflects the derivatives recorded on the balance sheet as of December 31, 2025 and 2024:

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
December 31, 2025	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$75,000	$2,931	$-	$-
Interest rate collars related to cash flow hedges	150,000	1,195	-	-
Interest rate swaps related to fair value hedges	25,535	2,009	-	-
Total		$6,135		$-

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
December 31, 2024	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$75,000	$4,416	$-	$-
Interest rate collars related to cash flow hedges	150,000	160	-	-
Interest rate swaps related to fair value hedges	25,535	3,141	-	-
Derivatives not designated as hedges:
Sold credit protection on risk participation agreements	-	-	15,000	(6)
Total		$7,717		$(6)

Fair Value Hedges

Fair value hedge interest rate swaps mature on various dates with a combined notional amount of $25.5 million at December 31, 2025 and 2024. The risk management objective with respect to the fair value hedges is to hedge the interest rate risk associated with longer duration municipal securities. These fair value hedges convert the fixed rates of the bonds to a floating leg of the overnight Secured Overnight Financing Rate ("Overnight SOFR") + 26.161 basis points. The hedges were determined to be effective during the periods presented. The Company expects these hedges to remain effective during the remaining term of the swap.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustment for the fair value hedges as of December 31, 2025 and 2024:

Cumulative Amount of Fair
Line Item in the			Value Hedging Adjustment
Balance Sheet in			Included in the Carrying
Which the Hedged	Carrying Amount		Amount of the
Item is Included	of the Hedged Assets		Hedged Assets
	December 31,	December 31,	December 31,	December 31,
(In thousands of dollars)	2025	2024	2025	2024
Securities available-for-sale	$23,725	$22,632	$(2,109)	$(3,271)

As of December 31, 2025 and 2024, the total notional amount of the pay-fixed/receive variable interest rate swap portfolio was $25.5 million. There were no hedging adjustments on the balances above for discontinued relationships.

The following table summarizes information about the interest rate swaps designated as fair value hedges at December 31, 2025:

(Dollars in thousands)
Notional amount of fair value hedges	$25,535
Weighted average maturity in years	3.99

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(In thousands of dollars)	2025	2024
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$(1,132)	$109
Change in fair value of hedged available-for-sale securities	1,162	(95)

The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Operations and the location and amount of gain or (loss) recognized in income on fair value hedging relationships for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	Interest Income	Interest Income
(In thousands of dollars)	(Offset to AOCI)	(Offset to AOCI)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$(1,132)	$109
Change in fair value of hedged available-for-sale securities	1,162	(95)

Cash Flow Hedges

A cash flow hedge interest rate swap that matured on February 14, 2026 had a notional amount of $50.0 million as of December 31, 2025. The risk management objective with respect to hedge the risk of variability in its cash flows (i.e., future interest payments) attributable to changes in the Secured Overnight Financing Rate ("SOFR") rate. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate advances from February 14, 2023 to February 14, 2026. The company designated the $50.0 million interest rate swap (the hedging instrument) as a cash flow hedge of the risk of changes in cash flows attributable to changes in the benchmark Federal Funds interest rate risk for the forecasted issuances of advances arising from a rollover strategy. The forecasted funding will be provided through FHLBA, brokered CD, or other fixed rate advances or a combination thereof. In addition, the funding can be wholly or partially from a term funding based on a contractually specified SOFR interest rate. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

A cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of December 31, 2025 with an effective date of November 30, 2025. The risk management objective with respect to this cash

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of USD-SOFR CME variable rate loans from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cashflow hedge, hedging the risk of changes in its cashflows when the contractually specified interest rate, currently USD-SOFR CME, settles between 3.25% to 1.00% and between 5.25% to 6.55%. The Company's interest receipts are being hedged for changes in the USD-SOFR CME rate. The hedging instrument includes a sold 1.00% floor to offset the asset’s embedded 1.00% floor. The offsetting higher 6.55% strike cap was included to ensure alignment with ASC 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of December 31, 2025 with an effective date of November 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of Prime rate assets from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cash flow hedge, hedging the risk of changes in its cashflows if the contractually specified interest rate, currently Prime, settles between 6.50% to 4.25% and between 8.50% to 9.80%. The Company's interest receipts are being hedged for changes in the Prime rate. The SOFR hedging instrument includes a sold 1.00% SOFR floor to offset the Prime asset’s embedded 4.25% Prime floor. These strikes are arrived at by analysis showing a historically static spread of 325 basis points between SOFR and Prime indices and by which the interest rate derivatives market also uses in its construction of interest rate curves. The offsetting higher 6.55% SOFR strike cap (equivalent to a 9.80% Prime cap) was included to ensure alignment with 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component. This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate swap that matures on October 21, 2030 had a notional amount of $25.0 million as of December 31, 2025. The risk management objective with respect to the cash flow hedge is to hedge the risk of variability in the Company’s cash flows (future interest payments) attributable to changes in the 3-month LIBOR rate pertaining to fluctuations in market interest rates on $25.0 million of FHLBA, brokered Certificate of Deposits or other fixed rate advances for that period. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate 3-month FHLBA or another fixed rate advance every quarter. After June 30, 2023, both LIBOR hedge and hedged item converted to Overnight SOFR as hedged item utilizes a benchmark rate component. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

The tables below present the gains and (losses) recognized in AOCI and the location in the Consolidated Statements of Operations of the gains and (losses) reclassified from other comprehensive income ("OCI") into earnings for derivatives designated as cash flow hedges for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate swap contracts		Interest income (expense)
Effective portion	$(599)	Effective portion	$1,191
Deferred tax	(240)	Amount excluded from the assessment of effectiveness and amortized into earnings	(1,038)

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Year Ended December 31, 2024
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate swap contracts		Interest income (expense)
Effective portion	$890	Effective portion	$1,751
Deferred tax	(128)	Amount excluded from the assessment of effectiveness and amortized into earnings	(455)

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

The following tables summarizes information about the interest rate swaps and option collar designated as a cash flow hedge at December 31, 2025:

(Dollars in thousands)
Notional Amount - Pay Fixed Swap	$75,000
Weighted average fixed pay rate	2.78%
Weighted average 3-month receive rate	4.10%
Weighted average maturity in years	1.68
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest expense	$496
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest expense	$157

(Dollars in thousands)
Notional Amount Collar	$150,000
Weighted average bought floor strike	3.25%
Weighted average sold floor strike	1.00%
Weighted average bought cap strike	6.55%
Weighted average sold cap strike	5.25%
Weighted average maturity in years	2.92
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest income	$296
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest income	$93

Derivatives not Designated as Hedges

Risk Participation Agreements — The Company had one risk participation agreement with a financial institution counterparty for an interest rate swap related to a loan in which it was a participant during the year ended December 31, 2024 that was terminated during the year ended December 31, 2025. A risk participation agreement provided credit protection to the financial institution should the borrower failed to perform on their interest rate derivative contract with the financial institution. A risk participation agreement is a credit derivative not designated as a hedge. Credit derivatives are not speculative and are not used to manage interest rate risk in assets or liabilities. Changes in the fair value in credit derivatives are recognized directly in earnings. The fee received, less the estimate of the loss for the credit exposure, was recognized in earnings at the time of the transaction.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The net gain (loss) related to changes in fair value from derivative instruments not designated as hedging instruments during the years ended December 31, 2025 and 2024 is summarized on the table below:

		Years Ended December 31,
(In thousands of dollars)	Location	2025	2024
Credit risk participation agreements	Other noninterest income	$6	$16

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2025 and 2024:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Year Ended December 31, 2025	Available-for-Sale	Cash Flow Hedges	Total
Beginning Balance	$(18,713)	$2,926	$(15,787)
Other comprehensive income (loss) before reclassification, net of tax	7,312	(635)	6,677
Amounts reclassified from accumulated other comprehensive income, net of tax	8	(117)	(109)
Net current period other comprehensive income (loss)	7,320	(752)	6,568
Ending Balance	$(11,393)	$2,174	$(9,219)
Year Ended December 31, 2024
Beginning Balance	$(22,863)	$3,332	$(19,531)
Other comprehensive income before reclassification, net of tax	1,496	587	2,083
Amounts reclassified from accumulated other comprehensive income, net of tax	2,654	(993)	1,661
Net current period other comprehensive income (loss)	4,150	(406)	3,744
Ending Balance	$(18,713)	$2,926	$(15,787)

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the years ended December 31, 2025 and 2024:

Details about Accumulative Other Comprehensive Income (Loss) Components	Year Ended December 31, 2025	Year Ended December 31, 2024	Affected Line Item Where Net Income is Presented
Realized (gains) losses on available-for-sale securities	$10	$3,465	Losses on sale of available-for-sale securities
	(2)	(811)	Income tax benefit
	$8	$2,654	Net income
Realized (gains) losses on cash flow hedges	$1,038	$455	Interest income - Loans held-for-investment
	-	145	Interest income - Investments, taxable
	(1,191)	(1,896)	Interest expense - Interest-bearing deposits
	36	303	Income tax provision
	$(117)	$(993)	Net income

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

NOTE 21 — CONDENSED FINANCIAL INFORMATION OF COASTALSOUTH BANCSHARES, INC. (PARENT COMPANY ONLY)

Condensed Balance Sheets
As of and for Years Ended December 31, 2025 and 2024
(In thousands of dollars)	2025	2024
Assets
Cash and due from banks (1)	$2,564	$1,644
Investment in bank subsidiary (1)	255,365	218,546
Other assets	2,133	2,092
Total assets	$260,062	$222,282
Liabilities
Other borrowings	-	26,725
Accrued expenses and other liabilities	533	325
Total liabilities	$533	$27,050
Shareholders' equity
Common stock	11,980	10,270
Capital surplus	189,882	158,755
Accumulated income (deficit)	66,886	41,994
Accumulated other comprehensive loss	(9,219)	(15,787)
Total shareholders' equity	$259,529	$195,232
Total liabilities and shareholders' equity	$260,062	$222,282
(1) Eliminated in consolidation

Condensed Statements of Operations
For the Years Ended December 31, 2025 and 2024
(In thousands of dollars)	2025	2024
Income
Dividend income from bank subsidiary (1)	$12,500	$6,000
Other income	70	75
Total income	$12,570	$6,075
Expenses
Other borrowings	1,193	2,030
Other expenses	106	98
Total expenses	$1,299	$2,128
Income (loss) before taxes and equity in undistributed income of subsidiary	11,271	3,947
Income tax benefit	(316)	(533)
Income (loss) before equity in undistributed income of subsidiary	11,587	4,480
Equity in undistributed income of subsidiary (1)	13,305	17,424
Net income	$24,892	$21,904
(1) Eliminated in consolidation

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Condensed Statements of Cash Flows
For the Years Ended December 31, 2025 and 2024
(In thousands of dollars)	2025	2024
Cash flows from operating activities
Net income	$24,892	$21,904
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed net income of subsidiary	(13,305)	(17,424)
Dividend income from bank subsidiary	(12,500)	(6,000)
Debt issuance cost amortization	275	53
Increase in tax receivable	(14)	(421)
(Decrease) increase in other assets	(52)	310
Decrease in accrued expenses and other liabilities	233	295
Net cash used by operating activities	(471)	(1,283)
Cash flows from investing activities
Investment in subsidiary	(3,500)	-
Net cash used by investing activities	(3,500)	-
Cash flows from financing activities
Repayment of subordinated debt	(15,000)	-
Repayment of commercial line of credit	(12,000)	(12,000)
Proceeds from Issuance of common stock upon private placement	-	12,244
Proceeds from issuance of common stock through initial public offering	31,858	-
Issuance of common stock under incentive plan	102	-
Repurchase of common stock	(69)	-
Net cash provided by financing activities	4,891	244
Net increase (decrease) in cash and cash equivalents	920	(1,039)
Cash and cash equivalents, beginning of year	1,644	2,683
Cash and cash equivalents, end of year	$2,564	$1,644

NOTE 22 — SUBSEQUENT EVENTS

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

On January 22, 2026, the Company’s Board of Directors approved a quarterly cash dividend of $0.05 per share on the Company’s common stock. The dividend was payable on February 26, 2026 to shareholders of record as of February 12, 2026.

During the first quarter of 2026, the Company announced a strategic expansion into the Charleston, South Carolina market. This expansion builds upon the strong foundation the Company has established in the Lowcountry and reflects the Company’s continued investment in this dynamic region. An estimate of the future financial effect cannot be ascertained as of the reporting date.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Annual Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act. Based on such evaluation, such officers have concluded that, as of the end of the period covered by this Annual Report, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report will be under the headings “Proposal 1—Election of Directors,” “Current Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report will be under the headings “Executive Compensation and Other Matters” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2025 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining available for Future Issuance Under Equity Compensation Plan (Excluding Securities Reflected in Column (a))
Plan Category	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by shareholders	726,250	$13.29	244,500
Total	726,250	$13.29	244,500

(1) Reflects outstanding stock options granted under our CoastalSouth Bancshares, Inc. Incentive Plans.

(2) Reflects shares available for future awards under our CoastalSouth Bancshares, Inc. Omnibus Incentive Plan, all of which may be issued pursuant to grants of full-value stock awards.

The remaining information required in Part III, Item 12 of this Annual Report will be under the heading “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report will be under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report will be under the heading “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

a) The following documents are filed as part of this report:

(1) Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):

(i)
Report of Independent Registered Public Accounting Firm (PCAOB ID 149)
(ii)
Consolidated Balance Sheets at December 31, 2024 and 2023
(iii)
Consolidated Statements of Operations for the Years Ended December 31, 2025 and 2024
(iv)
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024
(v)
Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2025 and 2024
(vi)
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
(vii)
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules: All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3) Exhibits: Included in schedule below.

(b) Exhibits:

Exhibit Index

Exhibit Number	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025
3.2	Third Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025
4.1	Description of CoastalSouth Bancshares’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934*
4.2	Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.1 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025
4.3

The other instruments defining the rights of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request

10.1

CoastalSouth Bancshares, Inc. 2017 Incentive Plan, incorporated by reference to Exhibit 10.1 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.2	Coastal States Bank Annual Performance Plan, incorporated by reference to Exhibit 10.2 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025†
10.3	Coastal States Bank Executive Severance Plan, incorporated by reference to Exhibit 10.3 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025†
10.4

Form of Restricted Stock Unit Grant under the CoastalSouth Bancshares, Inc. 2017 Incentive Plan, incorporated by reference to Exhibit 10.4 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.5

Form of Incentive Stock Option Grant under the CoastalSouth Bancshares, Inc. 2017 Incentive Plan, incorporated by reference to Exhibit 10.5 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.6

Form of Nonstatutory Stock Option Grant under the CoastalSouth Bancshares, Inc. 2017 Incentive Plan, incorporated by reference to Exhibit 10.6 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.7

CoastalSouth Bancshares, Inc. Omnibus Incentive Plan, incorporated by reference to Exhibit 10.7 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.8

Form of Restricted Stock Unit Grant under the CoastalSouth Bancshares, Inc. 2025 Incentive Plan, incorporated by reference to Exhibit 10.8 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.9

Amended and Restated Employment Agreement, dated April 25, 2024, by and between CoastalSouth Bancshares, Inc., Coastal States Bank and Stephen R. Stone, incorporated by reference to Exhibit 10.9 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.10

Amended and Restated Employment Agreement, dated April 25, 2024, by and among CoastalSouth Bancshares, Inc., Coastal States Bank and Anthony P. Valduga, incorporated by reference to Exhibit 10.10 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025

10.11

Stock Purchase Agreement, dated July 28, 2017, by and among CoastalSouth Bancshares, Inc. and Patriot Financial Partners II Coastal SPV, LLC, incorporated by reference to Exhibit 10.11 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025†

10.12

Stock Purchase Agreement, dated July 28, 2017, by and among CoastalSouth Bancshares, Inc. and GCP CoastalSouth LLC, incorporated by reference to Exhibit 10.12 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025†

10.13

Stock Purchase Agreement, dated June 18, 2019, by and among CoastalSouth Bancshares, Inc. and the purchasers named therein, incorporated by reference to Exhibit 10.13 to CoastalSouth Bancshares’ Registration Statement on Form S-1, previously filed with the SEC on June 6, 2025†

10.14	Second Amended and Restated Loan and Security Agreement, dated December 23, 2025, by and between CoastalSouth Bancshares, Inc. and ServisFirst Bank*
10.15	Second Amended and Restated Revolving Note, dated December 23, 2025, by and between CoastalSouth Bancshares, Inc. and ServisFirst Bank*
10.16	Pledge Agreement, dated December 23, 2025, by and between CoastalSouth Bancshares, Inc. and ServisFirst Bank*
14.1	Code of Ethics, approved by the Board on May 28, 2025*
19.1	Insider Trading Policy*
21.1	Subsidiaries of CoastalSouth Bancshares, Inc.*
23.1	Consent of Elliott Davis, LLC*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

COASTALSOUTH BANCSHARES, INC.

Date: March 12, 2026	By:	/s/ Stephen R. Stone
Stephen R. Stone
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen R. Stone	President and Chief Executive Officer and Director	March 12, 2026
Stephen R. Stone	(Principal Executive Officer)

/s/ Anthony P. Valduga	Chief Financial Officer	March 12, 2026
Anthony P. Valduga	(Principal Financial Officer)

/s/ Lauren M. Hemby	Chief Accounting Officer	March 12, 2026
Lauren M. Hemby	(Principal Accounting Officer)

/s/ James S. MacLeod	Director	March 12, 2026
James S. MacLeod

/s/ Joseph V. Topper, Jr.	Director	March 12, 2026
Joseph V. Topper, Jr.

/s/ James N. Richardson, Jr.	Director	March 12, 2026
James N. Richardson, Jr.

/s/ Michael B. High	Director	March 12, 2026
Michael B. High

/s/ J. Simon Fraser	Director	March 12, 2026
J. Simon Fraser

/s/ Mark A. Griffith	Director	March 12, 2026
Mark A. Griffith

/s/ Patrick M. Frawley	Director	March 12, 2026
Patrick M. Frawley

/s/ Ernst W. Bruderer	Director	March 12, 2026
Ernst W. Bruderer

/s/ L. Scott Askins	Director	March 12, 2026
L. Scott Askins

/s/ John G. Aldridge, Jr.	Director	March 12, 2026
John G. Aldridge, Jr.