Form 10-Q
period 2026-03-31
CoastalSouth Bancshares, Inc.
filed 2026-05-08
CIK 1297107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 12,035,531 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$11,476	$11,218
Interest-bearing accounts with other banks	11,071	30,320
Federal funds sold	40,011	38,229
Total cash and cash equivalents	62,558	79,767
Investments
Securities available-for-sale, at fair value	347,533	330,503
Non-marketable equity securities	7,481	8,759
Total investments	355,014	339,262
Loans held for sale	202,615	170,933
Loans held for investment	1,627,261	1,617,315
Allowance for credit losses on loans	(18,826)	(18,743)
Loans held for investment, net	1,608,435	1,598,572
Bank-owned life insurance	48,752	48,296
Premises, furniture and equipment, net	18,810	18,122
Deferred tax asset	16,910	16,370
Goodwill	4,708	4,708
Intangible assets	1,535	1,554
Other assets	29,210	29,002
Total assets	$2,348,547	$2,306,586
Liabilities
Deposits
Non-interest bearing transaction accounts	$311,054	$312,251
Interest-bearing transaction accounts	235,422	214,620
Savings and money market	775,962	673,609
Time deposits	734,706	787,204
Total deposits	2,057,144	1,987,684
Other borrowings	-	30,000
Other liabilities	28,480	29,373
Total liabilities	2,085,624	2,047,057
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Voting common stock, $1.00 par value, 50,000,000 shares authorized, 11,853,258 and 10,868,256 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	11,853	10,868
Non-voting common stock, $1.00 par value, 10,000,000 shares authorized, 132,156 and 1,112,156 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	132	1,112
Capital surplus	190,160	189,882
Retained earnings	72,602	66,886
Accumulated other comprehensive loss	(11,824)	(9,219)
Total shareholders' equity	262,923	259,529
Total liabilities and shareholders' equity	$2,348,547	$2,306,586

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest income
Loans, including fees
Loans held for investment	$25,125	$22,307
Loans held for sale	2,915	2,819
Investments
Taxable	3,358	3,602
Non-taxable	125	94
Non-marketable equity securities	128	104
Federal funds sold	792	963
Other earning assets from banks	125	135
Total interest income	32,568	30,024
Interest expense
Interest-bearing deposits	12,592	12,830
Other borrowings	232	435
Total interest expense	12,824	13,265
Net interest income	19,744	16,759
Provision for credit losses	382	629
Net interest income after provision for credit losses	19,362	16,130
Noninterest income
Bank-owned life insurance	456	440
Income from mortgage originations	394	221
Gain on sale of government guaranteed loans	337	-
Interchange income and card fees	273	266
Service charges on deposit accounts	232	211
Other noninterest income	275	743
Total noninterest income	1,967	1,881
Noninterest expense
Salaries and employee benefits	8,046	6,694
Occupancy and equipment	886	788
Software and other technology expense	826	703
Other professional services	595	693
Data processing	655	624
Regulatory assessment	371	361
Other noninterest expense	1,665	1,556
Total noninterest expense	13,044	11,419
Income before taxes	8,285	6,592
Income tax provision	1,956	1,542
Net income	$6,329	$5,050
Net income per common share:
Basic	$0.53	$0.49
Diluted	$0.51	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$6,329	$5,050
Other comprehensive (loss) income
Unrealized (loss) gains on available-for-sale securities
Change in unrealized (loss) gain on available-for-sale securities	(3,244)	2,599
Income tax effect	759	(605)
Unrealized (loss) gain on available-for-sale securities, net of tax	(2,485)	1,994
Unrealized (loss) gains on derivatives
Change in unrealized loss on cash flow hedges	(81)	(414)
Reclassification adjustment for net loss included in net income	(77)	(136)
Income tax effect	38	132
Unrealized loss on derivative instruments, net of tax	(120)	(418)
Other comprehensive (loss) income, net of tax	(2,605)	1,576
Comprehensive income	$3,724	$6,626

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
Three Months Ended:	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	8,098,117	$8,098	2,172,029	$2,172	$158,755	$41,994	$(15,787)	$195,232
Net issuance of common stock under incentive plan	4,125	4	-	-	(4)	-	-	-
Stock-based compensation expense	-	-	-	-	246	-	-	246
Net income	-	-	-	-	-	5,050	-	5,050
Other comprehensive income, net of tax	-	-	-	-	-	-	1,576	1,576
Balance as of March 31, 2025	8,102,242	$8,102	2,172,029	$2,172	$158,997	$47,044	$(14,211)	$202,104

Balance, January 1, 2026	10,868,256	$10,868	1,112,156	$1,112	$189,882	$66,886	$(9,219)	$259,529
Net issuance of common stock under incentive plan	5,002	5	-	-	(5)	-	-	-
1,368 shares of common stock withheld in net settlement upon issuance of common stock under incentive plan	-	-	-	-	(35)	-	-	(35)
Transfer from nonvoting to voting common stock	980,000	980	(980,000)	(980)	-	-	-	-
Stock-based compensation expense	-	-	-	-	318	-	-	318
Net income	-	-	-	-	-	6,329	-	6,329
Other comprehensive loss, net of tax	-	-	-	-	-	-	(2,605)	(2,605)
Dividends declared on common stock ($0.05 per share)	-	-	-	-	-	(613)	-	(613)
Balance as of March 31, 2026	11,853,258	$11,853	132,156	$132	$190,160	$72,602	$(11,824)	$262,923

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income	$6,329	$5,050
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses	382	629
Depreciation expense and software amortization	406	353
Increase in cash value of bank-owned life insurance	(456)	(440)
Stock-based compensation expense	318	246
Amortization of operating lease right-of-use assets	210	214
Amortization of debt issuance costs	-	13
Write-down on other real estate owned	-	99
Gain on sale of government guaranteed loans, including originations of servicing rights	(337)	-
Income from mortgage operations	(394)	(221)
Discount accretion and premium amortization on securities available-for-sale	(73)	(159)
Amortization of intangible assets	108	187
Deferred income tax expense	257	552
Originations of loans held for sale	(1,629,945)	(1,350,619)
Proceeds from loans held for sale	1,604,299	1,337,392
(Increase) decrease in other assets	(546)	2,593
(Decrease) increase in other liabilities	(1,165)	2,903
Net cash used by operating activities	(20,607)	(1,208)
Investing activities
Purchase of securities available-for-sale	(29,669)	(9,000)
Proceeds from paydowns, calls, and maturities on securities available-for-sale	9,438	22,066
Net sale of non-marketable equity securities	1,278	649
Loan originations and principal collections, net	(15,381)	(63,432)
Net purchase of premises, furniture and equipment	(1,094)	(394)
Net cash used by investing activities	(35,428)	(50,111)
Financing activities
Dividends paid on common stock	(599)	-
Net increase in deposits	69,460	102,891
Net repayment of Federal Home Loan Bank of Atlanta borrowings	(30,000)	(15,000)
Taxes paid in net settlement of tax obligation upon exercise of stock options	(35)	-
Net repayment of commercial line of credit	-	(6,000)
Net cash provided by financing activities	38,826	81,891
Net (decrease) increase in cash and cash equivalents	(17,209)	30,572
Cash and cash equivalents, beginning of year	79,767	67,961
Cash and cash equivalents, end of period	$62,558	$98,533
Cash paid (received) during the period for:
Interest	$13,805	$12,867
Income taxes	(992)	(1,667)
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net	(2,485)	1,994
Unrealized loss on derivatives, net	(120)	(418)
Transfers from loans held for investment to loans held for sale	5,285	-
Right-of-use assets obtained in exchange for new operating lease liabilities	1,416	-
Lease liabilities arising from obtaining right-of-use assets	2,123	-

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

Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto as filed with the Securities and Exchange Commission ("SEC") on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Company’s 2025 Form 10-K”).

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements as filed with the SEC on the Company’s 2025 Form 10-K). There were no new accounting policies or changes to existing policies adopted during the three months ended March 31, 2026 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

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

The Company's CODM is the chief executive officer. The segment measure of profit or loss is consolidated net income according to the Consolidated Statements of Operations, the measure of segment assets is total assets of the consolidated company according to the Consolidated Balance Sheets, and the accounting policies of the segment are the same as those described in the Consolidated Financial Statements within Note 1 for the year ended December 31, 2025 as filed with the SEC on the Company’s 2025 Form 10-K. The CODM monitors budgeted to actual results of net income to assess the company's performance, to make decisions on strategic initiatives, and to establish management's compensation. The segment's revenues are primarily derived from retail and commercial banking products and investment income.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Accounting Pronouncements Adopted in 2026

In July 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU amended ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. An entity that makes the accounting policy election is required to disclose the date through which subsequent cash collections are evaluated. This ASU was effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted and should be applied prospectively. The Company adopted this ASU on January 1, 2026, and has elected the practical expedient. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This Update amends certain aspects of the hedge accounting guidance in Topic 815. In addition to addressing stakeholder concerns, the amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The purpose of the amendments is to better enable “entities to achieve and maintain hedge accounting for highly effective economic hedges” while reducing the occurrence of missed forecasted transactions and unintuitive hedge de-designation events. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026, and interim periods therein. Entities are permitted to early adopt the new guidance in any interim or annual period after the Update’s issuance. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. This Update expands the use of the gross-up method to certain acquired loans beyond purchased financial assets with credit deterioration ("PCD assets"). Under the gross-up method an allowance for credit losses is recognized at the acquisition date with an offsetting entry to the asset’s amortized cost basis. Specifically, this Update (i) applies the gross-up method to acquired non-PCD assets that are ‘purchased seasoned loans’ and provides criteria for determining whether acquired loans qualify as purchased seasoned loans; (ii) for purchased seasoned loans, eliminates the Day 1 credit loss expense and reduces interest income recognized in subsequent periods (because the gross-up method will now apply to those loans); (iii) keeps the guidance for PCD assets unchanged; and (iv) results in narrow subsequent measurement differences between purchased seasoned loans and PCD assets. This Update is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2026, and is applied on a prospective basis with an early adoption permitted. The adoption of this standard is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

The Company has further evaluated other Accounting Standards Updates issued during 2026 but does not expect those Updates to have a material impact on the Consolidated Financial Statements.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

NOTE 2 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses at March 31, 2026 and December 31, 2025 are summarized in the tables below:

	March 31, 2026
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,997	$-	$-	$125	$5,872
Municipal obligations	64,785	-	43	7,399	57,429
Mortgage-backed securities	208,572	-	454	11,004	198,022
Asset-backed securities	27,645	-	223	176	27,692
Corporate debt securities	58,634	-	893	1,009	58,518
Total securities available-for-sale	$365,633	$-	$1,613	$19,713	$347,533

	December 31, 2025
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,996	$-	$-	$146	$5,850
Municipal obligations	64,878	-	114	6,350	58,642
Mortgage-backed securities	188,509	-	1,264	9,713	180,060
Asset-backed securities	26,897	-	237	134	27,000
Corporate debt securities	59,079	-	929	1,057	58,951
Total securities available-for-sale	$345,359	$-	$2,544	$17,400	$330,503

The following is a summary of maturities of available-for-sale ("AFS") securities as of March 31, 2026. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalty. Mortgage-backed securities are not presented by maturity date because pay-downs are expected before contractual maturity dates.

	Amortized	Estimated
(In thousands of dollars)	Cost	Fair Value
Due in one year or less	$4,998	$4,927
Due after one year but within five years	25,646	25,528
Due after five years but within ten years	78,133	74,193
Due after ten years	48,284	44,863
Mortgage-backed securities	208,572	198,022
Total	$365,633	$347,533

The following table shows securities in unrealized loss position for which an allowance for credit losses ("ACL") has not been recorded and the length of time they were in continuous loss positions as of March 31, 2026:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,872	$125	$5,872	$125
Municipal obligations	379	19	53,633	7,380	54,012	7,399
Mortgage-backed securities	42,314	698	104,217	10,306	146,531	11,004
Asset-backed securities	4,731	35	6,760	141	11,491	176
Corporate debt securities	4,990	10	17,501	999	22,491	1,009
Total AFS securities	$52,414	$762	$187,983	$18,951	$240,397	$19,713

The following table shows securities in unrealized loss position for which an ACL has not been recorded and the length of time they were in continuous loss positions as of December 31, 2025:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,850	$146	$5,850	$146
Municipal obligations	-	-	55,162	6,350	55,162	6,350
Mortgage-backed securities	9,712	58	107,857	9,655	117,569	9,713
Asset-backed securities	-	-	7,060	134	7,060	134
Corporate debt securities	2,963	38	16,480	1,019	19,443	1,057
Total AFS securities	$12,675	$96	$192,409	$17,304	$205,084	$17,400

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

AFS securities are recorded at fair market value. Of the 142 securities in an unrealized loss position at March 31, 2026, of which 21 securities were in a continuous loss position for less than twelve months, and 121 securities were in a continuous loss position for twelve months or more. The Company believes, based on industry analyst reports, credit ratings and/or government guarantees, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered credit related required to be charged to the allowance.

Based on the results of management's review at March 31, 2026, none of the unrealized loss was attributable to credit impairment and all $19.7 million in unrealized loss was determined to be from factors other than credit. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are credit related impaired, which would require a charge to earnings in such periods.

There were no sales of AFS securities during the three months ended March 31, 2026 and 2025.

At March 31, 2026, investment securities with a book value of $63.0 million and a market value of $56.0 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits. At December 31, 2025, investment securities with a book value of $63.8 million and a market value of $57.8 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits.

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Owner-Occupied CRE – Owner-occupied CRE loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees, if applicable, are generally required for these loans. The Company recognizes that risk from economic cycles, pandemics, government regulation, supply-chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel, or competitive situations may adversely affect the scheduled repayment of business loans. There were nil and $99 thousand of owner-occupied CRE other real estate owned write-downs during the three months ended March 31, 2026 and 2025, respectively.

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

Retail loans

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or another marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk from economic cycles, pandemics, government regulation, natural disasters, losses due to theft, or changes to customer's ability to meet the scheduled repayment of marine vessel. At March 31, 2026 and December 31, 2025, there were $530 thousand and nil repossessed marine assets, respectively. There were no repossessed assets write-downs during the three months ended March 31, 2026 and 2025, respectively.

Residential Mortgages – Residential mortgages are first or second-lien loans secured by a primary residence or second home. This category includes permanent mortgage financing, construction loans to individual consumers, and home equity lines of credit. The loans are generally secured by properties located within the local market area of the Bank's retail footprint which originates and services the loan. These loans are underwritten in accordance with the Company’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value. In addition to loans originated through the Company’s branches, the Company originates and services residential mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. At March 31, 2026 and December 31, 2025, there were $389 thousand and nil of residential mortgage loans in process of foreclosure, respectively. Additionally, the Company held no foreclosed residential properties at March 31, 2026 or at December 31, 2025.

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Following is a summary of the composition of the loan portfolio at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Commercial loans
Acquisition, development and construction	$130,398	8.0%	$119,352	7.4%
Income producing CRE	376,260	23.1	378,179	23.4
Owner-occupied CRE	107,344	6.6	92,787	5.7
Senior housing	254,445	15.6	259,529	16.0
Commercial and industrial	138,964	8.6	145,380	9.0
Total commercial loans	1,007,411	61.9	995,227	61.5
Retail loans
Marine vessels	307,746	18.9	312,096	19.3
Residential mortgages	202,503	12.5	199,991	12.4
Cash value life insurance LOC	86,610	5.3	87,172	5.4
Other consumer	22,991	1.4	22,829	1.4
Total retail loans	619,850	38.1	622,088	38.5
Total gross loans held for investment ("LHFI"), net of unearned income	1,627,261	100.0%	1,617,315	100.0%
Less allowance for credit losses	(18,826)		(18,743)
LHFI, net	$1,608,435		$1,598,572
LHFS	$202,615		$170,933

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

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The Company had no loans rated Doubtful at March 31, 2026 or December 31, 2025.

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the risk category of commercial loans on amortized cost basis and, for 2026, gross charge-offs by vintage year as of March 31, 2026:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2026	2025	2024	2023	2022	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$22,750	$71,970	$30,245	$4,746	$425	$262	$-	$-	$130,398
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$22,750	$71,970	$30,245	$4,746	$425	$262	$-	$-	$130,398
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$7,922	$78,168	$45,942	$37,203	$129,949	$76,407	$200	$-	$375,791
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	469	-	-	469
Total income producing	$7,922	$78,168	$45,942	$37,203	$129,949	$76,876	$200	$-	$376,260
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$10,287	$12,363	$9,209	$8,407	$15,688	$41,270	$399	$83	$97,706
Special mention	-	-	-	-	-	2,509	-	-	2,509
Substandard	-	-	1,759	205	3,626	1,539	-	-	7,129
Total owner occupied	$10,287	$12,363	$10,968	$8,612	$19,314	$45,318	$399	$83	$107,344
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$26,816	$97,322	$56,554	$18,274	$21,687	$19,135	$-	$-	$239,788
Special mention	-	-	-	-	-	3,940	-	-	3,940
Substandard	-	-	-	-	4,458	6,259	-	-	10,717
Total senior housing	$26,816	$97,322	$56,554	$18,274	$26,145	$29,334	$-	$-	$254,445
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$1,874	$32,280	$18,656	$13,920	$8,869	$22,788	$34,194	$2,714	$135,295
Special mention	-	-	-	-	-	-	141	-	141
Substandard	-	-	-	-	135	2,000	-	1,393	3,528
Total non-real estate	$1,874	$32,280	$18,656	$13,920	$9,004	$24,788	$34,335	$4,107	$138,964
Current period gross charge-offs	$-	$-	$-	$2	$-	$-	$-	$-	$2

The following tables present the risk category of retail loans on amortized cost basis and, for 2026, gross charge-offs by vintage year as of March 31, 2026:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2026	2025	2024	2023	2022	Prior	Revolvers	Revolvers Converted to Term	Total
Retail loans
Marine vessels
Performing	$13,792	$86,505	$41,688	$54,405	$75,581	$35,775	$-	$-	$307,746
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$13,792	$86,505	$41,688	$54,405	$75,581	$35,775	$-	$-	$307,746
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Residential mortgages
Performing	$5,315	$39,787	$21,530	$20,951	$41,249	$46,415	$26,449	$418	$202,114
Nonperforming	-	-	-	389	-	-	-	-	389
Total residential mortgages	$5,315	$39,787	$21,530	$21,340	$41,249	$46,415	$26,449	$418	$202,503
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	$-	$-	$6,639	$-	$-	$-	$79,971	$-	$86,610
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$6,639	$-	$-	$-	$79,971	$-	$86,610
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other consumer
Performing	$2,775	$6,127	$1,118	$1,126	$53	$11,652	$140	$-	$22,991
Nonperforming	-	-	-	-	-	-	-	-	-
Total other consumer	$2,775	$6,127	$1,118	$1,126	$53	$11,652	$140	$-	$22,991
Current period gross charge-offs	$-	$-	$-	$-	$-	$51	$-	$-	$51

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the risk category of commercial loans on amortized cost basis and, for 2025, gross charge-offs by vintage year as of December 31, 2025:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$82,551	$29,709	$6,321	$505	$-	$266	$-	$-	$119,352
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$82,551	$29,709	$6,321	$505	$-	$266	$-	$-	$119,352
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$82,530	$45,915	$37,372	$130,670	$52,803	$26,620	$1,801	$-	$377,711
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	468	-	-	468
Total income producing	$82,530	$45,915	$37,372	$130,670	$52,803	$27,088	$1,801	$-	$378,179
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$12,614	$3,727	$8,453	$15,900	$22,865	$19,200	$200	$-	$82,959
Special mention	-	-	205	-	-	2,534	-	-	2,739
Substandard	-	1,773	-	3,712	-	1,604	-	-	7,089
Total owner occupied	$12,614	$5,500	$8,658	$19,612	$22,865	$23,338	$200	$-	$92,787
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$100,332	$53,744	$23,930	$32,683	$12,084	$14,043	$-	$-	$236,816
Special mention	-	-	-	-	7,994	3,940	-	-	11,934
Substandard	-	-	-	4,458	6,321	-	-	-	10,779
Total senior housing	$100,332	$53,744	$23,930	$37,141	$26,399	$17,983	$-	$-	$259,529
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$38,753	$19,939	$14,283	$9,532	$12,678	$11,738	$31,332	$2,765	$141,020
Special mention	-	-	-	-	-	-	212	-	212
Substandard	46	-	-	-	-	2,358	59	1,685	4,148
Total non-real estate	$38,799	$19,939	$14,283	$9,532	$12,678	$14,096	$31,603	$4,450	$145,380
Current period gross charge-offs	$-	$-	$33	$-	$-	$-	$-	$-	$33

The following tables present the risk category of retail loans on amortized cost basis and, for 2025, gross charge-offs by vintage year as of December 31, 2025:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2025	2024	2023	2022	2021	Prior	Revolvers	Revolvers Converted to Term	Total
Retail loans
Marine vessels
Performing	$88,651	$43,226	$60,924	$80,217	$19,359	$19,719	$-	$-	$312,096
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$88,651	$43,226	$60,924	$80,217	$19,359	$19,719	$-	$-	$312,096
Current period gross charge-offs	$-	$162	$-	$-	$-	$-	$-	$-	$162
Residential mortgages
Performing	$40,123	$23,539	$21,055	$42,331	$23,654	$24,681	$23,970	$248	$199,601
Nonperforming	-	-	390	-	-	-	-	-	390
Total residential mortgages	$40,123	$23,539	$21,445	$42,331	$23,654	$24,681	$23,970	$248	$199,991
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	$-	$-	$-	$-	$-	$-	$87,034	$138	$87,172
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$87,034	$138	$87,172
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other consumer
Performing	$6,900	$1,307	$1,665	$58	$1,586	$11,156	$157	$-	$22,829
Nonperforming	-	-	-	-	-	-	-	-	-
Total other consumer	$6,900	$1,307	$1,665	$58	$1,586	$11,156	$157	$-	$22,829
Current period gross charge-offs	$-	$-	$-	$-	$-	$265	$-	$-	$265

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the full collection of principal and/or interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as nonaccrual is subsequently applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. Past due loans are loans whose principal or interest is past due 30 days or more. During the three months ended March 31, 2026 and 2025, there was $52 thousand and $1 thousand, respectively, of interest income reversed from income related to loans that were transferred to nonaccrual status.

The following table presents a summary of past due and nonaccrual loans as of March 31, 2026:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$130,398	$-	$-	$-	$-	$-	$130,398
Income producing CRE	374,842	949	-	-	469	1,418	376,260
Owner-occupied CRE	104,034	163	-	-	3,147	3,310	107,344
Senior housing	243,729	-	-	-	10,716	10,716	254,445
Commercial and industrial	135,502	-	-	-	3,462	3,462	138,964
Marine vessels	307,579	167	-	-	-	167	307,746
Residential mortgages	200,836	1,278	-	-	389	1,667	202,503
Cash value life insurance LOC	86,610	-	-	-	-	-	86,610
Other consumer	22,991	-	-	-	-	-	22,991
Total	$1,606,521	$2,557	$-	$-	$18,183	$20,740	$1,627,261

The following table presents a summary of past due and nonaccrual loans as of December 31, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$118,084	$1,268	$-	$-	$-	$1,268	$119,352
Income producing CRE	378,179	-	-	-	-	-	378,179
Owner-occupied CRE	89,713	-	-	-	3,074	3,074	92,787
Senior housing	248,750	-	-	-	10,779	10,779	259,529
Commercial and industrial	141,160	157	-	-	4,063	4,220	145,380
Marine vessels	311,483	613	-	-	-	613	312,096
Residential mortgages	199,373	228	-	-	390	618	199,991
Cash value life insurance LOC	87,172	-	-	-	-	-	87,172
Other consumer	22,778	51	-	-	-	51	22,829
Total	$1,596,692	$2,317	$-	$-	$18,306	$20,623	$1,617,315

Individually Analyzed Collateral-Dependent Loans

As of March 31, 2026, there were $18.2 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at March 31, 2026 are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$469	$-	$469	$-	$-
Owner-occupied CRE	2,942	205	3,147	33	-
Senior housing	4,457	6,259	10,716	236	-
Commercial and industrial	3,327	135	3,462	61	-
Residential mortgages	389	-	389	-	7
Total	$11,584	$6,599	$18,183	$330	$7

As of December 31, 2025, there were $18.3 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at December 31, 2025, are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$-	$-	$-	$-	$121
Owner-occupied CRE	3,074	-	3,074	-	9
Senior housing	4,458	6,321	10,779	298	-
Commercial and industrial	4,017	46	4,063	11	45
Residential mortgages	390	-	390	-	23
Cash value life insurance LOC	-	-	-	-	-
Total	$11,939	$6,367	$18,306	$309	$198

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended March 31, 2025:

(Dollars in thousands)	Payment deferral	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Senior housing	$-	$9,860	$-	$9,860	4.0%
Commercial and industrial	2,193	-	1,708	3,901	2.7%
Total	$2,193	$9,860	$1,708	$13,761	0.9%

The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of March 31, 2026 or March 31, 2025.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025:

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

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of March 31, 2026:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$-	$-	$-	$6,259	$6,259
Total	$-	$-	$-	$6,259	$6,259
Total nonaccrual loans included above	$-	$-	$-	$6,259	$6,259

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table depicts the performance of loans that have been modified in the last 12 months as of March 31, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$9,860	$-	$-	$-	$9,860
Commercial and industrial	-	3,901	-	-	3,901
Total	$9,860	$3,901	$-	$-	$13,761
Total nonaccrual loans included above	$6,487	$3,901	$-	$-	$10,388

During the three months ended March 31, 2026, there were no financing receivables that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

The following table provides the amortized cost basis of financing receivables during the three months ended March 31, 2025 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Commercial and industrial	-	2,193	-	-	-	1,708
Total	$-	$2,193	$-	$-	$-	$1,708

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

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended March 31, 2026:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended March 31, 2026
Commercial loans
Acquisition, development, and construction	$1,623	$-	$-	$(13)	$1,610
Income producing CRE	7,027	-	-	(177)	6,850
Owner-occupied CRE	870	-	-	200	1,070
Senior housing	4,051	-	-	(135)	3,916
Commercial and industrial	902	(2)	8	142	1,050
Total commercial loans	14,473	(2)	8	17	14,496
Retail loans
Marine vessels	1,412	-	-	7	1,419
Residential mortgages	2,412	-	-	24	2,436
Cash value life insurance LOC	82	-	-	43	125
Other consumer	364	(51)	4	33	350
Total retail loans	4,270	(51)	4	107	4,330
Total allowance for funded loans	18,743	(53)	12	124	18,826
Reserve for losses on unfunded loan commitments	3,956	-	-	258	4,214
Total ACL	$22,699	$(53)	$12	$382	$23,040

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended March 31, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended March 31, 2025
Commercial loans
Acquisition, development, and construction	$1,188	$-	$-	$149	$1,337
Income producing CRE	5,867	-	-	752	6,619
Owner-occupied CRE	543	-	-	52	595
Senior housing	4,576	-	-	(427)	4,149
Commercial and industrial	751	(6)	5	92	842
Total commercial loans	12,925	(6)	5	618	13,542
Retail loans
Marine vessels	1,688	-	-	(379)	1,309
Residential mortgages	2,015	-	-	(216)	1,799
Cash value life insurance LOC	88	-	2	(9)	81
Other consumer	402	(43)	27	(13)	373
Total retail loans	4,193	(43)	29	(617)	3,562
Total allowance for funded loans	17,118	(49)	34	1	17,104
Reserve for losses on unfunded loan commitments	2,720	-	-	628	3,348
Total ACL	$19,838	$(49)	$34	$629	$20,452

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written are represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2026 and December 31, 2025 include:

(In thousands of dollars)	March 31, 2026	December 31, 2025
Commitments to extend credit	$541,528	$510,977
Letters of credit	131	181
Total	$541,659	$511,158

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

Tax Credit Investments

The Company has invested capital in a limited partnership to obtain renewable energy tax credits generated by solar power projects. The following table summarizes the tax credit investment and equity investment as of March 31, 2026 and December 31, 2025:

(In thousands of dollars)	Balance Sheet Location	March 31, 2026	December 31, 2025
Carrying amount	Other assets	$1,990	$1,701
Amount of future funding commitments not included in carrying amount	N/A	544	1,193

The following table presents a summary of net provision to income tax expense from tax credit investments recognized in the provision for income taxes related to the recognition of tax credits, amortization, adjustments to taxes payable from flow-through losses, and changes in deferred tax items for the three months ended March 31, 2026 and 2025:

		Three Months Ended
	Income Statement	March 31,
(In thousands of dollars)	Location	2026	2025
Tax credits
Investment in solar tax credits	Income tax expense	$3	$63

Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which could have a material adverse effect on the financial position or operating results of the Company.

NOTE 5 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding in-the-money stock warrants and options, as well as restricted stock units. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. For the three months ended March 31, 2026 and 2025, there were 48,000 and 1,500 common shares, respectively, that were not included in the potentially dilutive common shares.

Net income per common share was calculated as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In thousands of dollars except share and per share amounts)	2026	2025
Net income per share - basic computation:
Net income available to common shareholders	$6,329	$5,050
Average common shares outstanding - basic	11,982,413	10,273,125
Basic net income per share	$0.53	$0.49

Diluted net income per share computation:
Net income available to common shareholders	$6,329	$5,050
Average common shares outstanding - basic	11,982,413	10,273,125
Incremental shares from assumed conversions
Stock options	325,302	268,574
Restricted stock units	133,094	100,379
Average common shares outstanding - diluted	12,440,809	10,642,078
Diluted net income per share	$0.51	$0.47

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

NOTE 6 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Securities AFS — Securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Equity Securities — Equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. There were no equity securities held at March 31, 2026 and December 31, 2025.

Loans Held for Sale — Loans held for sale are comprised of loans originated for sale in the ordinary course of business and purchased with intent to sell through MBF. The fair value of loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as recurring Level 2. There were no loans held for sale requiring fair value adjustments at March 31, 2026 and December 31, 2025.

Collateral-Dependent Loans — The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered collateral-dependent and evaluated individually for impairment; an allowance for credit loss may be established for such loans. Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. If a loan is determined to be collateral-dependent, or if foreclosure is probable, the Company measures the net realizable value of the collateral (fair value less costs to sell) to determine the level of impairment for the loan. The valuation of collateral is supported by an appraisal, brokers price opinion, or other comparable market data. Otherwise, the Company performs a discounted cash flow analysis on the loan to determine the level of ACL needed. At March 31, 2026 and December 31, 2025, substantially all of the individually evaluated collateral-dependent loans were evaluated based upon the fair value of the collateral. Collateral-dependent loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at March 31, 2026 and December 31, 2025:

	March 31, 2026
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,872	$-	$5,872	$-
Municipal obligations	57,429	-	57,429	-
Mortgage-backed securities	198,022	-	198,022	-
Asset-backed securities	27,692	-	27,692	-
Corporate debt securities	58,518	-	58,518	-
Total	$347,533	$-	$347,533	$-
Other
Derivative assets	$5,899	$-	$5,899	$-

	December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,850	$-	$5,850	$-
Municipal obligations	58,642	-	58,642	-
Mortgage-backed securities	180,060	-	180,060	-
Asset-backed securities	27,000	-	27,000	-
Corporate debt securities	58,951	-	58,451	500
Total	$330,503	$-	$330,003	$500
Other
Derivative assets	$6,135	$-	$6,135	$-

The changes in Level 3 assets measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 are summarized as follows:

Corporate
(In thousands of dollars)	Debt Securities
Fair value, January 1, 2026	$500
Total net gains included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers into/out of Level 3	-
Fair value, March 31, 2026	$-

Fair value, January 1, 2025	500
Total net gains included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	-
Transfers into/out of Level 3	-
Fair value, December 31, 2025	$500

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

There were nil and $500 thousand of Level 3 liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025, respectively.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2026 and the year ended December 31, 2025.

	March 31, 2026
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Collateral-dependent loans, net	$17,853	$-	$-	$17,853
Total	$17,853	$-	$-	$17,853

	December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Collateral-dependent loans, net	$17,997	$-	$-	$17,997
Total	$17,997	$-	$-	$17,997

There were no liabilities measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025.

The following tables present quantitative information about the unobservable inputs used in Level 3 fair value measurements at March 31, 2026 and December 31, 2025:

March 31, 2026	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Collateral-dependent loans, net	$17,853	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

December 31, 2025	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Collateral-dependent loans, net	$17,997	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

Fair Value of Financial Instruments

The following tables include the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at March 31, 2026.

	March 31, 2026
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$62,558	$62,558	$62,558	$-	$-
Loans held for sale	202,615	202,615	-	202,615
Loans held for investment, net	1,608,435	1,579,039	-	-	1,579,039
Non-marketable equity securities	7,481	7,481	-	-	7,481
Financial Liabilities:
Deposits	2,057,144	1,935,388	-	1,935,388	-

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

	December 31, 2025
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,767	$79,767	$79,767	$-	$-
Loans held for sale	170,933	170,933	-	170,933
Loans held for investment, net	1,598,572	1,565,718	-	-	1,565,718
Non-marketable equity securities	8,759	8,759	-	-	8,759
Financial Liabilities:
Deposits	1,987,684	1,884,592	-	1,884,592	-
Other borrowings	30,000	30,002	-	30,002	-

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

Other borrowings — The fair value of the Company’s Federal Home Loan Bank of Atlanta ("FHLBA"), line of credit and subordinated debt advances are estimated based upon the discounted value of contractual cash flows. The fair value of investment securities sold under agreements to repurchase approximates the carrying amount because of the short maturity of these borrowings. The discount rate is estimated using rates quoted for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities.

NOTE 7 — REVENUE RECOGNITION

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The tables below presents the revenue streams within the scope of the standard and is followed by a description of each noninterest income revenue stream for the periods presented:

	Three Months Ended
	March 31, 2026
(In thousands of dollars)	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$456	$456
Income from mortgage originations	-	394	394
Gain on sale of government guaranteed loans	-	337	337
Interchange income and card fees	273	-	273
Service charges on deposit accounts	232	-	232
Other noninterest income	14	261	275
Total noninterest income	$519	$1,448	$1,967

	Three Months Ended
	March 31, 2025
(In thousands of dollars)	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$440	$440
Income from mortgage originations	-	221	221
Interchange income and card fees	266	-	266
Service charges on deposit accounts	211	-	211
Other noninterest income	20	723	743
Total noninterest income	$497	$1,384	$1,881

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

Contract assets and liabilities — A contract asset balance typically occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. In contrast, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams that are within the scope of ASC 606 are largely based on transactional activity which typically occurs at a point in time immediately after the performance obligations have been satisfied. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers. Therefore, the Company does not experience

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

significant contract balances. As of March 31, 2026 and 2025, the Company did not have any significant contract balances.

NOTE 8 — LEASES

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. Rental expense recorded under short-term lease for the three months ended March 31, 2026 was $5 thousand. There was no rental expense recorded under short-term leases for the three months ended March 31, 2025. At March 31, 2026 and December 31, 2025, the Company had no leases classified as finance leases.

At March 31, 2026 and December 31, 2025, the Company had an operating lease right-of-use ("ROU") asset of $5.1 million and $3.9 million, respectively, and an operating lease liability of $6.4 million and $4.6 million, respectively. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Rental expense recorded under long-term leases for the three months ended March 31, 2026 and 2025 was $266 thousand and $290 thousand, respectively.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases were 6.02 years and 3.37%, respectively, at March 31, 2026.

A maturity analysis of the Company's operating lease liabilities and reconciliation of the undiscounted cash flows to the operating lease liability at March 31, 2026 is as follows (in thousands of dollars):

March 31, 2027	$1,143
March 31, 2028	1,264
March 31, 2029	1,190
March 31, 2030	1,095
March 31, 2031	1,026
Thereafter	1,440
Total undiscounted cash flows	7,158
Discount on cash flows	(733)
Total lease liability	$6,425

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The Company presents derivative position gross on the balance sheet. The following tables reflects the derivatives recorded on the balance sheet as of the dates indicated:

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
March 31, 2026	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$25,000	$2,925	$-	$-
Interest rate collars related to cash flow hedges	150,000	936	-	-
Interest rate swaps related to fair value hedges	25,535	2,038	-	-
Total		$5,899		$-

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
December 31, 2025	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$75,000	$2,931	$-	$-
Interest rate collars related to cash flow hedges	150,000	1,195	-	-
Interest rate swaps related to fair value hedges	25,535	2,009	-	-
Total		$6,135		$-

The Company did not have any derivatives that are not designated as hedges as of March 31, 2026 and December 31, 2025.

Fair Value Hedges

Fair value hedge interest rate swaps mature on various dates with a combined notional amount of $25.5 million at March 31, 2026 and December 31, 2025. The risk management objective with respect to the fair value hedges is to hedge the interest rate risk associated with longer duration municipal securities. These fair value hedges convert the fixed rates of the bonds to a floating leg of the overnight Secured Overnight Financing Rate ("Overnight SOFR") + 26.161 basis points. The hedges were determined to be effective during the periods presented. The Company expects these hedges to remain effective during the remaining term of the swap.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustment for the fair value hedges as of March 31, 2026 and December 31, 2025:

Cumulative Amount of Fair
Line Item in the			Value Hedging Adjustment
Balance Sheet in			Included in the Carrying
Which the Hedged	Carrying Amount		Amount of the
Item is Included	of the Hedged Assets		Hedged Assets
	March 31,	December 31,	March 31,	December 31,
(In thousands of dollars)	2026	2025	2026	2025
Securities available-for-sale	$23,677	$23,725	$(2,139)	$(2,109)

As of March 31, 2026 and December 31, 2025, the total notional amount of the pay-fixed/receive variable interest rate swap portfolio was $25.5 million. There were no hedging adjustments on the balances above for discontinued relationships.

The following table summarizes information about the interest rate swaps designated as fair value hedges at March 31, 2026:

(Dollars in thousands)
Notional amount of fair value hedges	$25,535
Weighted average maturity in years	3.74

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the periods indicated:

	Three Months Ended March 31,
(In thousands of dollars)	2026	2025
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$29	$(511)
Change in fair value of hedged available-for-sale securities	$(30)	$519

The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Operations and the location and amount of gain or (loss) recognized in income on fair value hedging relationships for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	Interest Income	Interest Income
(In thousands of dollars)	(Offset to AOCI)	(Offset to AOCI)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$29	$(511)
Change in fair value of hedged available-for-sale securities	$(30)	$519

Cash Flow Hedges

A forward-starting cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of March 31, 2026 with an effective date of November 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of USD-SOFR CME variable rate loans from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cashflow hedge, hedging the risk of changes in its cashflows when the contractually specified interest rate, currently USD-SOFR CME, settles between 3.25% to 1.00% and between 5.25% to 6.55%. The Company's interest receipts are being hedged for changes in the USD-SOFR CME rate. The hedging instrument includes a sold 1.00% floor to offset the asset’s embedded 1.00% floor. The offsetting higher 6.55% strike cap was included to ensure alignment with ASC 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A forward-starting cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of March 31, 2026 with an effective date of November 30, 2025. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of Prime rate assets from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cash flow hedge, hedging the risk of changes in its cashflows if the contractually specified interest rate, currently Prime, settles between 6.50% to 4.25% and between 8.50% to 9.80%. The Company's interest receipts are being hedged for changes in the Prime rate. The SOFR hedging instrument includes a sold 1.00% SOFR floor to offset the Prime asset’s embedded 4.25% Prime floor. These strikes are arrived at by analysis showing a historically static spread of 325 basis points between SOFR and Prime indices and by which the interest rate derivatives market also uses in its construction of interest rate curves. The offsetting higher 6.55% SOFR strike cap (equivalent to a 9.80% Prime cap) was included to ensure alignment with 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component. This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate swap that matures on October 21, 2030 had a notional amount of $25.0 million as of March 31, 2026. The risk management objective with respect to the cash flow hedge is to hedge the risk of variability in the Company’s cash flows (future interest payments) attributable to changes in the 3-month LIBOR rate pertaining to fluctuations in market interest rates on $25.0 million of FHLBA, brokered certificate of deposits or other fixed rate advances for that period. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate 3-month FHLBA or another fixed rate advance every quarter from October 31, 2022 to October 21, 2030. After June 30, 2023, both LIBOR hedge and hedged item converted to Overnight SOFR as hedged item utilizes a benchmark rate component. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The tables below present the gains and (losses) recognized in accumulated other comprehensive income ("AOCI") and the location in the Consolidated Statements of Operations of the gains and (losses) reclassified from other comprehensive income ("OCI") into earnings for derivatives designated as cash flow hedges for the periods indicated:

Three Months Ended March 31, 2026
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(43)	Effective portion	$184
Deferred tax	$(38)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(107)

Three Months Ended March 31, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(282)	Effective portion	$311
Deferred tax	$(132)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(175)

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

The following tables summarizes information about the interest rate swaps and option collar designated as a cash flow hedge at March 31, 2026:

(Dollars in thousands)
Notional Amount - Pay Fixed Swap	$25,000
Weighted average fixed pay rate	1.06%
Weighted average 3-month receive rate	3.99%
Weighted average maturity in years	4.56
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest expense	$539
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest expense	$170

(Dollars in thousands)
Notional Amount Collar	$150,000
Weighted average bought floor strike	3.25%
Weighted average sold floor strike	1.00%
Weighted average bought cap strike	6.55%
Weighted average sold cap strike	5.25%
Weighted average maturity in years	2.67
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest income	$330
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest income	$104

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2026 and 2025:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Three Months Ended March 31, 2026	Available-for-Sale	Cash Flow Hedges	Total
Beginning Balance	$(11,393)	$2,174	$(9,219)
Other comprehensive loss before reclassification, net of tax	(2,485)	(61)	(2,546)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(59)	(59)
Net current period other comprehensive income (loss)	(2,485)	(120)	(2,605)
Ending Balance	$(13,878)	$2,054	$(11,824)
Three Months Ended March 31, 2025
Beginning Balance	$(18,713)	$2,926	$(15,787)
Other comprehensive income before reclassification, net of tax	1,994	(314)	1,680
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(104)	(104)
Net current period other comprehensive income (loss)	1,994	(418)	1,576
Ending Balance	$(16,719)	$2,508	$(14,211)

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

	(In thousands of dollars)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Affected Line Item Where Net Income is Presented
Realized (gains) losses on cash flow hedges	$107	$175	Interest income - Loans held-for-investment
	(184)	(311)	Interest expense - Interest-bearing deposits
	18	32	Income tax provision
	$(59)	$(104)	Net income

NOTE 11 — SUBSEQUENT EVENTS

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

On April 17, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock. The dividend is payable on May 28, 2026 to shareholders of record as of May 14, 2026.

On April 30, 2026, the Company's Board of Directors approved a stock repurchase plan (the "2026 Repurchase Plan") to become effective on May 1, 2026 and to expire on April 30, 2027, unless otherwise extended by the Board. Under the 2026 Repurchase Plan, the Company may purchase, from time to time, an aggregate amount of up to $15.0 million of its shares of common stock. Repurchases under the 2026 Repurchase Plan may be made from time to time in the open market, by accelerated share repurchase programs, in privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”), in each case subject to applicable regulatory requirements and other factors that may be considered by the Company in its sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2026 Repurchase Program does not obligate the Company to repurchase any particular amount of common stock and may be extended, modified, amended, suspended, or discontinued by the Board at any time.

The Company evaluated subsequent events through the date its financial statements were issued, and there were no subsequent events requiring accrual or disclosure through May 8, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of financial condition and results of operations, also referred to hereafter as this MD&A, is to aid in understanding significant changes in the financial condition of CoastalSouth Bancshares, Inc. and our wholly owned subsidiary, Coastal States Bank, from December 31, 2025 through March 31, 2026 and on our results of operations for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included on the Company’s 2025 Form 10-K and information presented elsewhere in this Quarterly Report on Form 10‑Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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
•
our ability to implement and adapt to changes in our business strategies;
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
•
our ability to retain our existing customers and attract and retain new customer relationships;

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
•
a breach in security of our information systems, including the occurrence of cyber-attack incidents or a deficiencies in cyber security;
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
•
other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described in the Company's 2025 Form 10-K.
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
•
a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the federal budget and economic policy, including the impact of tariffs and trade policies; and
•
other risks and factors identified in the Company’s 2025 Form 10-K that was filed with the SEC under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this Quarterly Report on Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. These forward-looking statements represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. However, the events and circumstances reflected in the forward-looking statements may not be achieved or occur. For example, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Any forward-looking statement speaks only as of the date on which it is made, and except as required by applicable law, we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

These statements are inherently uncertain, and we cannot guarantee future results, performance or achievements. For a discussion of these and other risks that may cause actual results to differ from expectations, refer to the section entitled “Risk Factors” and other information contained on the Company’s 2025 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC.

Overview

CoastalSouth Bancshares, Inc. (the "Company"), a bank holding company headquartered in Atlanta, Georgia. The Company was incorporated under the laws of the Commonwealth of Virginia on May 24, 2004, and converted to a corporation organized under the laws of the State of Georgia on May 12, 2023. We operate through our wholly-owned banking subsidiary, Coastal States Bank (the "Bank" or "CSB"), a South Carolina state-chartered commercial bank. We currently operate 11 retail banking branches in three primary markets, including the Lowcountry of South Carolina, Savannah, Georgia, and metro Atlanta, Georgia. CSB also operates four specialty lines of business, including Senior Housing, Marine Lending, Government Guaranteed Lending, and Mortgage Banker Finance ("MBF"). The deposits of CSB are insured by the FDIC. Coastal States Mortgage, Inc. (“CSM”), a wholly owned subsidiary of CSB, is a mortgage company focused on originating and single-family residential mortgages, some of which are retained in the portfolio. In this report on Form 10-Q, the words “the Company,” “we,” “us,” and “our” refer to CoastalSouth Bancshares, Inc., together with CSB and CSB’s wholly owned subsidiaries, except where the context requires otherwise.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL and fair value measurements to be the accounting areas that require the most subjective or complex judgments, estimates and assumptions, and where changes in those judgments, estimates and assumptions (based on new or additional information, changes in the economic environment and/or market interest rates, etc.) could have a significant effect on our financial statements. Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our Board.

Our most significant accounting policies are presented in Note 1 of the consolidated financial statements as of December 31, 2025 included on the Company’s 2025 Form 10-K that was filed with the SEC. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed on the Company’s 2025 Form 10-K.

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

Additional information on the loan portfolio and ACL can be found in the sections of this MD&A titled “Loans,” “Allowance for Credit Losses on Loans,” “Allowance for Credit Losses for Unfunded Commitments,” and “Nonperforming Loans.” Note 1 to the consolidated financial statements as of December 31, 2025 included on the Company’s 2025 Form 10-K that was filed with the SEC includes additional information on accounting policies related to the ACL.

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

In addition, changes in market conditions may reduce the availability of quoted prices or observable date. See Note 6 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Quarterly Report on Form 10-Q, for a complete discussion of fair value of financial assets and liabilities and their related measurement practices.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and the three months ended March 31, 2026 and 2025. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of and for the Three Months Ended
(dollars in thousands except	March 31,	December 31,	September 30,	June 30,	March 31,
per share amounts)	2026	2025	2025	2025	2025
Selected Operating Data:
Interest income	$32,568	$33,006	$32,890	$31,793	$30,024
Interest expense	12,824	13,143	13,700	13,715	13,265
Net interest income	19,744	19,863	19,190	18,078	16,759
Provision for credit losses	382	1,162	653	752	629
Noninterest income	1,967	2,295	2,100	1,795	1,881
Noninterest expense	13,044	12,262	11,856	12,092	11,419
Income tax expense	1,956	1,598	2,040	1,064	1,542
Net income	6,329	7,136	6,741	5,965	5,050
Share and Per Share Data:
Basic earnings per share	$0.53	$0.60	$0.57	$0.58	$0.49
Diluted earnings per share	$0.51	$0.58	$0.54	$0.57	$0.47
Book value per share	$21.94	$21.66	$20.91	$20.37	$19.67
Tangible book value per share (1)	$21.52	$21.25	$20.49	$19.88	$19.17
Shares of common stock outstanding	11,985,414	11,980,412	11,978,921	10,278,921	10,274,271
Weighted average diluted shares outstanding	12,440,809	12,387,619	12,325,462	10,612,255	10,642,078
Selected Balance Sheet Data:
Total assets	$2,348,547	$2,306,586	$2,255,389	$2,221,245	$2,190,391
Securities available-for-sale, at fair value (2)	347,533	330,503	334,955	331,760	325,478
Gross loans held for investment	1,627,261	1,617,315	1,552,976	1,527,199	1,472,232
Loans held for sale	202,615	170,933	231,593	209,101	187,481
Allowance for credit losses	18,826	18,743	18,028	17,497	17,104
Goodwill and other intangible assets	6,243	6,262	6,186	6,190	6,199
Total deposits	2,057,144	1,987,684	1,949,672	1,968,301	1,937,693
Core deposits (3)	1,798,553	1,680,650	1,654,764	1,660,409	1,650,358
Other borrowings	-	30,000	25,000	14,753	20,738
Total shareholders' equity	262,923	259,529	250,438	209,365	202,104

(1) We calculate tangible book value per common share as total shareholders' equity less goodwill and other intangibles, excluding mortgage servicing rights, divided by the outstanding number of our shares of common stock at the end of the relevant period. Tangible book value per common share is a non-GAAP financial measure, and, as we calculate tangible book value per common share, the most comparable GAAP measure is book value per common share. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(2) We did not have securities held to maturity in any of the periods presented.

(3) This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Performance Ratios:
Pre-tax pre-provision net revenue (PPNR) (4)	$8,667	$9,896	$9,434	$7,781	$7,221
Return on average assets (ROAA) (5)	1.10%	1.24%	1.20%	1.09%	0.97
Return on average equity (5)	9.71	11.02	10.84	11.62	10.25
Return on average tangible common equity (ROATCE) (4)(5)	9.90	11.24	11.07	11.92	10.52
Net interest rate spread (5)(6)	2.90	2.87	2.83	2.76	2.67
Net interest margin (5)(7)	3.59	3.60	3.58	3.46	3.38
Efficiency ratio (8)	60.08	55.34	55.69	60.85	61.26
Noninterest income to average total assets (5)	0.34	0.40	0.37	0.33	0.36
Noninterest expense to average total assets (5)	2.27	2.13	2.11	2.21	2.19
Average interest-earning assets to average interest-bearing liabilities	129.61	130.41	129.16	126.50	126.31
Average equity to average total assets	11.34	11.22	11.08	9.37	9.46
Asset Quality Data:
Net charge-offs to average LHFI (5)	0.01%	0.00%	0.03%	0.06%	0.00
Net charge-offs to total average loans (5)	0.01	0.00	0.03	0.05	0.00
Total allowance for credit losses to total LHFI	1.16	1.16	1.16	1.15	1.16
Total allowance for credit losses to total loans	1.03	1.05	1.01	1.01	1.03
Total allowance for credit losses to nonperforming loans	103.54	102.39	127.03	118.99	117.11
Nonperforming loans to gross LHFI	1.12	1.13	0.91	0.96	0.99
Nonperforming assets to total assets	0.77	0.79	0.63	0.66	0.70
Adjusted nonperforming assets to total assets (4)	0.62	0.62	0.43	0.46	0.49
Balance Sheet Ratios:
Loan-to-deposit ratio	88.95%	89.97%	91.53%	88.21%	85.65
Noninterest bearing deposits to total deposits	15.12	15.71	16.08	15.92	15.52
Capital Ratios:
Total shareholders' equity to total assets	11.20%	11.25%	11.10%	9.43%	9.23
Tangible common equity to tangible assets (9)	11.01	11.06	10.91	9.22	9.01
Tier 1 leverage ratio (10)	11.21	11.18	11.15	10.22	10.62
Common equity tier 1 ratio (10)	12.19	12.30	11.94	11.09	11.55
Tier 1 risk-based capital ratio (10)	12.19	12.30	11.94	11.09	11.55
Total risk-based capital ratio (10)	13.25	13.31	12.90	12.04	12.52
Other:
Number of branches	11	11	11	11	11
Number of full-time equivalent employees	201	196	194	188	180

(4) This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(5) Represent annualized data.

(6) Represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the periods.

(7) Net interest margin represents net interest income as a percent of average interest-earning assets for the periods.

(8) The efficiency ratio represents noninterest expense divided by sum of net interest income and noninterest income.

(9) We calculate tangible common equity as total shareholders' equity less goodwill and other intangibles, excluding mortgage servicing rights, we calculate tangible assets as total assets less goodwill and other intangibles, excluding mortgage servicing rights. This is a non-GAAP financial measure. See our reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption "Non-GAAP Financial Measure Reconciliations."

(10) Ratios are for Coastal States Bank only.

Results of Operations — Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following discussion of our results of operations compares the three months ended March 31, 2026 and 2025. We reported net income for the three months ended March 31, 2026 of $6.3 million compared to net income of approximately $5.1 million for the three months ended March 31, 2025. The increase of approximately $1.3 million was principally attributable to a higher net interest income, offset by higher noninterest expense, primarily salaries and employee benefits.

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

	For the Three Months Ended March 31,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$24,822	$125	2.04%	$22,725	$135	2.41%
Federal funds sold	85,959	792	3.74	88,478	963	4.41
Investment securities	343,772	3,611	4.26	335,254	3,800	4.60
Loans:
Loans held for sale	158,597	2,915	7.45	136,849	2,819	8.35
Gross loans held for investment	1,618,301	25,125	6.30	1,428,405	22,307	6.33
Total earning assets	2,231,451	32,568	5.92	2,011,711	30,024	6.05
Noninterest-earning assets	98,007			99,485
Total assets	$2,329,458			$2,111,196
Interest-bearing liabilities:
Demand deposits	$215,690	$507	0.95%	$196,017	$333	0.69%
Money market deposits	683,163	4,922	2.92	561,060	4,338	3.14
Savings deposits	34,909	47	0.55	35,145	43	0.50
Time deposits	763,262	7,116	3.78	774,634	8,116	4.25
Total interest-bearing deposits	1,697,024	12,592	3.01	1,566,856	12,830	3.32
Borrowings	24,667	232	3.81	25,764	435	6.85
Total interest-bearing liabilities	$1,721,691	$12,824	3.02%	$1,592,620	$13,265	3.38%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$315,023			$293,387
Other noninterest-bearing liabilities	28,512			25,426
Total noninterest-bearing liabilities	343,535			318,813
Shareholders' equity	264,232			199,763
Total liabilities and shareholders' equity	$2,329,458			$2,111,196
Net interest income		$19,744			$16,759
Net interest spread			2.90%			2.67%
Net interest margin			3.59%			3.38%

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

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$324	$(334)	$(10)
Federal funds sold	2,226	(2,397)	(171)
Investment securities	4,370	(4,559)	(189)
Loans:
Loans held for sale	5,023	(4,927)	96
Gross loans held for investment	4,931	(2,113)	2,818
Total earning assets	$16,874	$(14,330)	$2,544
Interest-bearing liabilities:
Demand deposits	$(1,898)	$2,072	$174
Money market deposits	5,521	(4,937)	584
Savings deposits	(66)	70	4
Time deposits	13,502	(14,502)	(1,000)
Total interest-bearing deposits	$17,059	$(17,297)	$(238)
Borrowings	2,923	(3,126)	(203)
Total interest-bearing liabilities	$19,982	$(20,423)	$(441)
Net interest income	$(3,108)	$6,093	$2,985

Net interest income for the three months ended March 31, 2026 was $19.7 million compared to $16.8 million for the three months ended March 31, 2025, an increase of $3.0 million, or 17.8%. This increase was primarily due to an increase in the average balance of our total interest-earning assets coupled with a decrease in the average rate paid on interest-bearing liabilities. The increase in the average balance for the interest-earning assets was primarily due to an increase in average federal funds sold and a net increase in average loans outstanding. The yield on total earning assets and interest-bearing liabilities decreased by 13 and 36 basis points, respectively, during the same period.

Total interest income for the three months ended March 31, 2026 was $32.6 million compared to $30.0 million for the three months ended March 31, 2025, an increase of $2.5 million, or 8.5%. This increase was primarily due to growth in our loan portfolios notwithstanding with lower yields.

Interest and fees on LHFI were $25.1 million for the three months ended March 31, 2026 compared to $22.3 million for the three months ended March 31, 2025, an increase of $2.8 million, or 12.6%. This increase was primarily attributable to an increase in average LHFI of $189.9 million, or 13.3%, despite a decrease in yield. The yield on gross LHFI decreased by 3 basis points compared to the same period in 2025. Interest and fees on LHFS were $2.9 million for the three months ended March 31, 2026 compared to $2.8 million for the three months ended March 31, 2025. This increase was primarily due to an increase in the average balance of LHFS outstanding whereas the yield decreased by 90 basis points compared to the same period in 2025.

Interest income on investment securities was $3.6 million for the three months ended March 31, 2026 compared to $3.8 million for the three months ended March 31, 2025. This decrease was primarily due to the fact that the average balance increased by $8.5 million coupled with a 34 basis points decrease in yield on investment securities during the period.

Interest expense for the three months ended March 31, 2026 was $12.8 million compared to $13.3 million for the three months ended March 31, 2025. This decrease was primarily driven by lower average time deposits and borrowings, coupled with a 36 basis point decrease in the average cost of overall total interest-bearing liabilities, primarily in borrowings, due to the payoff of the Company's subordinated debt during the third quarter of 2025, and money market and time deposit accounts, as the rates were adjusted to align with the market.

Net interest margin for the three months ended March 31, 2026 and 2025 was 3.59% and 3.38%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to a combination of average total earning assets growth and a decrease in yield for average total interest-bearing liabilities. Average earning assets for the three months ended March 31, 2026 increased by $219.7 million compared to the three months ended March 31, 2025, principally due to growth of our loan portfolios. Average interest-bearing liabilities for the three months ended March 31, 2026 increased by $129.1 million compared to the three months ended March 31, 2025, driven by growth in average interest-bearing deposits, primarily money market and demand deposits accounts.

Provision for Credit Losses

Provision for credit losses for the three months ended March 31, 2026 was $382 thousand compared to $629 thousand for the three months ended March 31, 2025, a decrease of $247 thousand or 39.3%. This decrease was primarily due to changes in loss rates and economic conditions, and higher loan production during the three months ended March 31, 2025, compared to the three months ended March 31, 2026, offset by a change to individual loan reserves between the comparative periods. Our allowance for credit losses as a percentage of gross LHFI was 1.16% at March 31, 2026 and 2025.

Noninterest Income

Noninterest income for the three months ended March 31, 2026 was approximately $2.0 million, an increase of $86 thousand or 4.6%, compared to approximately $1.9 million for the three months ended March 31, 2025. This increase was primarily in gain on sale of government guaranteed loans ("GGL") and mortgage related income, offset by a net decrease in other categories of noninterest income, primarily in other noninterest income.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$456	$440	$16	3.6%
Income from mortgage originations	394	221	173	78.3
Gain on sale of government guaranteed loans	337	-	337	100.0
Interchange and card fee income	273	266	7	2.6
Service charges on deposit accounts	232	211	21	10.0
Other noninterest income	275	743	(468)	(63.0)
Total noninterest income	$1,967	$1,881	$86	4.6%

Mortgage banking related income increased by $173 thousand to $394 thousand for the three months ended March 31, 2026 compared to $221 thousand for the three months ended March 31, 2025. This increase was primarily due to higher secondary market mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees.

Gain on sale of GGL increased by $337 thousand for the three months ended March 31, 2026. There were no GGL sales during the three months ended March 31, 2025. The Company's gain on the sale of GGL volume increases or decreases based on the attractiveness of market premiums and the amount of inventory of loans that are saleable.

Other noninterest income decreased by $468 thousand to $275 thousand for the three months ended March 31, 2026 compared to $743 thousand for the three months ended March 31, 2025. This decrease was primarily due to nonrecurring $438 thousand recognized income from a Small Business Investment Companies ("SBIC") partnership investment recognized during three months ended March 31, 2025 related to the sale of one of the underlying fund investments, coupled with a net decrease in other categories within other noninterest income.

Changes to income from bank-owned life insurance policies ("BOLI"), interchange and card fee income, and service charges on deposit accounts remained comparable between three months ended March 31, 2026 and three months ended March 31, 2025.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2026 was $13.0 million compared to $11.4 million for the three months ended March 31, 2025, an increase of $1.6 million, or 14.2%. This increase was across multiple noninterest expense categories primarily in salaries and employee benefits, occupancy and equipment, and software and other technology expense, coupled with a net increase in all other noninterest expense categories.

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$8,046	$6,694	$1,352	20.2%
Occupancy and equipment	886	788	98	12.4
Software and other technology expense	826	703	123	17.5
Other professional services	595	693	(98)	(14.1)
Data processing	655	624	31	5.0
Regulatory assessment	371	361	10	2.8
Marketing and advertising	279	233	46	19.7
Other noninterest expense	1,386	1,323	63	4.8
Total noninterest expense	$13,044	$11,419	$1,625	14.2%

Salaries and employee benefits expense for the three months ended March 31, 2026 was $8.0 million compared to $6.7 million for the three months ended March 31, 2025, an increase of $1.4 million, or 20.2%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals coupled with annual merit increases. The average number of full-time equivalent employees was 201 for the three months ended March 31, 2026 compared to 180 for three months ended March 31, 2025.

Occupancy and equipment expense for the three months ended March 31, 2026 was $886 thousand compared to $788 thousand for the three months ended March 31, 2025, an increase of $98 thousand, or 12.4%. This increase was primarily due to new leases and rental increases, property taxes and depreciation, and upkeep related to the properties.

Software and technology expense for the three months ended March 31, 2026 was $826 thousand compared to $703 thousand for the three months ended March 31, 2025, an increase of $123 thousand, or 17.5%. This expense was primarily comprised of our information technology services, software licenses and maintenance and commensurate with the Company growth.

Marketing and advertising expense for the three months ended March 31, 2026 was $279 thousand compared to $233 thousand for the three months ended March 31, 2025. Marketing and advertising costs are associated with digital advertising, mailings, and sponsorship. Marketing and advertising expense is included in Other noninterest expenses in our Company’s Consolidated Statements of Operations.

Other noninterest expenses, excluding marketing and advertising expense, for the three months ended March 31, 2026 were $1.4 million compared to $1.3 million for the three months ended March 31, 2025, an increase of $63 thousand, or 4.8%. This increase was primarily attributable to increases in other noninterest expense and general and administrative expense, offset by decreases in Board of Directors fees and OREO write-downs as there were no write-downs during the current period. Included in other noninterest expense for the three months ended March 31, 2026 and 2025 were directors’ fees of $156 thousand and $176 thousand, respectively.

Changes to other professional services expense, data processing expense, and FDIC insurance and regulatory assessment expense remained comparable between three months ended March 31, 2026 and three months ended March 31, 2025.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 and 2025 was $2.0 million and $1.5 million, respectively. Effective tax rates were 23.6% and 23.4% for the three months ended March 31, 2026 and 2025, respectively. The increase in effective tax rate compared to the three months ended March 31, 2025 was due to a lower recognition of low income housing tax credits during the three months ended March 31, 2026.

Financial Condition

Total Assets

Total assets increased $42.0 million, or 1.8%, to $2.35 billion at March 31, 2026 compared to $2.31 billion at December 31, 2025. The increasing trend in total assets was primarily attributable to continued growth of our loan portfolio.

Loans

Loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other category of assets.

Average loans, including both LHFI and LHFS, were 79.6% and 79.8% of average earning assets as of March 31, 2026 and December 31, 2025, respectively. Therefore, the quality and diversification of our loan portfolio is an important consideration when reviewing our financial condition. The Company has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan and applies these procedures in a disciplined manner. Total gross loans of $1.83 billion at March 31, 2026 represent an increase of $41.6 million or 2.3% as compared to December 31, 2025.

LHFS are primarily comprised of loans acquired through mortgage warehouse lending activities through our MBF division. We act as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. Additionally, we sell other types of loans, such as GGL or marine loans, through the normal course of business; when the Company has the intent to sell these loans, they are transferred from LHFI to LHFS. LHFS at March 31, 2026 were $202.6 million compared to $170.9 million at December 31, 2025. At March 31, 2026, LHFS from MBF were $202.2 million and other LHFS were $415 thousand; at December 31, 2025 all LHFS were from MBF. The growth in LHFS was due to increased mortgage refinance volume and growth in MBF customers that originate higher volumes of loans.

Gross LHFI increased $9.9 million, or 0.6%, to approximately $1.63 billion as of March 31, 2026 compared to $1.62 billion at December 31, 2025. There was a higher market demand for our ADC and owner-occupied CRE loans during the three months ended March 31, 2026 from December 31, 2025 as the Company experienced strong loan demand and continues to close many deals in the pipeline.

The Company engages in a full complement of lending activities, including CRE loans, construction loans, C&I, and consumer purpose loans. Our loan portfolio has concentrations of over 10% of LHFI in income producing CRE, senior housing, marine vessels loans, and residential mortgages with the remaining balance in other categories within commercial and retail loans categories. The Bank's ratio of commercial real estate loans, excluding owner-occupied loans, to total regulatory capital was 222.0% and 230.0% as of March 31, 2026 and December 31, 2025, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial loans
Acquisition, development, and construction	$130,398	8.0%	$119,352	7.4%
Income producing CRE	376,260	23.1	378,179	23.4
Owner-occupied CRE	107,344	6.6	92,787	5.7
Senior housing	254,445	15.6	259,529	16.0
Commercial and industrial	138,964	8.6	145,380	9.0
Total commercial loans	$1,007,411	61.9%	$995,227	61.5%
Retail loans
Marine vessels	$307,746	18.9%	$312,096	19.3%
Residential mortgages	202,503	12.5	199,991	12.4
Cash value life insurance LOC	86,610	5.3	87,172	5.4
Other consumer	22,991	1.4	22,829	1.4
Total retail loans	$619,850	38.1%	$622,088	38.5%
Gross loans held for investment	$1,627,261	100.0%	$1,617,315	100.0%
Allowance for credit losses	(18,826)		(18,743)
Total loans held for investment, net	$1,608,435		$1,598,572

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

The following tables present the maturity distribution of our loans as of March 31, 2026 and December 31, 2025. The tables show the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates:

	As of March 31, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$35	$51,443	$891	$67,955	$2,431	$1,270	$-	$6,373	$130,398
Income producing CRE	46,086	22,495	137,970	114,495	8,511	28,036	1,124	17,543	376,260
Owner-occupied CRE	12,579	482	47,006	5,280	6,189	12,398	1,227	22,183	107,344
Senior housing	953	89,811	6,462	157,219	-	-	-	-	254,445
Commercial and industrial	10,271	27,569	27,029	21,690	28,646	22,870	19	870	138,964
Total commercial loans	$69,924	$191,800	$219,358	$366,639	$45,777	$64,574	$2,370	$46,969	$1,007,411
Retail loans
Marine vessels	$4,224	$-	$-	$-	$29,902	$550	$249,927	$23,143	$307,746
Residential mortgages	6,713	616	2,321	3,625	17,300	7,469	94,062	70,397	202,503
Cash value life insurance LOC	-	19,591	-	66,763	-	256	-	-	86,610
Other consumer	389	66	1,343	3	9,121	88	11,670	311	22,991
Total retail loans	$11,326	$20,273	$3,664	$70,391	$56,323	$8,363	$355,659	$93,851	$619,850
Gross loans held for investment	$81,250	$212,073	$223,022	$437,030	$102,100	$72,937	$358,029	$140,820	$1,627,261

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$32	$58,666	$3,733	$49,108	$2,378	$860	$-	$4,575	$119,352
Income producing CRE	43,850	23,988	142,692	109,008	8,595	30,569	1,129	18,348	378,179
Owner-occupied CRE	6,674	200	40,584	3,548	6,842	12,806	1,233	20,900	92,787
Senior housing	959	100,391	6,479	151,700	-	-	-	-	259,529
Commercial and industrial	10,193	25,032	28,823	22,761	30,150	27,526	19	876	145,380
Total commercial loans	$61,708	$208,277	$222,311	$336,125	$47,965	$71,761	$2,381	$44,699	$995,227
Retail loans
Marine vessels	$3,305	$-	$-	$-	$30,228	$564	$252,901	$25,098	$312,096
Residential mortgages	8,699	630	1,566	3,024	17,000	7,042	92,886	69,144	199,991
Cash value life insurance LOC	-	27,573	-	59,599	-	-	-	-	87,172
Other consumer	507	68	1,421	4	9,477	91	10,903	358	22,829
Total retail loans	$12,511	$28,271	$2,987	$62,627	$56,705	$7,697	$356,690	$94,600	$622,088
Gross loans held for investment	$74,219	$236,548	$225,298	$398,752	$104,670	$79,458	$359,071	$139,299	$1,617,315

The following is a discussion of the Company's segments and classes of LHFI:

Commercial Loans

As of March 31, 2026, our total commercial loans comprised of approximately $1.01 billion or 61.9%, of loans, compared to $995.2 million, or 61.5% of loans, as of December 31, 2025. Our total commercial loans balances increased by $12.2 million, or 1.2% at March 31, 2026 compared to December 31, 2025.

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

The following table presents the balance and associated percentage of each category in our ADC loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
ADC Loans by Type
Residential Builder	$50,888	39.0%	$51,324	43.0%
Multifamily	29,172	22.4	20,886	17.5
Office	1,405	1.1	904	0.8
Retail	2,777	2.1	666	0.5
Hospitality	5,565	4.3	3,255	2.7
Other	40,591	31.1	42,317	35.5
Total ADC loans	$130,398	100.0%	$119,352	100.0%

As of March 31, 2026, our ADC loans comprised of $130.4 million, or 8.0%, of loans, compared to $119.4 million, or 7.4% of loans, as of December 31, 2025. Our ADC loans balances increased $11.0 million or 9.3% since December 31, 2025 due to continued demand of the ADC loans in our markets.

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

The following table presents the balance and associated percentage of each category in our income producing CRE loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Income Producing CRE by Type
Hospitality	$150,997	40.1%	$146,540	38.8%
Retail	75,637	20.1	77,586	20.5
Office	27,481	7.3	28,100	7.4
Multifamily	41,134	10.9	41,682	11.0
Industrial	7,820	2.1	5,442	1.4
Restaurant	9,837	2.6	9,909	2.6
Medical	1,631	0.5	1,644	0.5
Other	61,723	16.4	67,276	17.8
Total income producing CRE loans	$376,260	100.0%	$378,179	100.0%

As of March 31, 2026, our income producing CRE loans comprised of $376.3 million, or 23.1%, of loans, compared to $378.2 million, or 23.4% of loans, as of December 31, 2025. The weighted average original or renewal loan-to-value ("LTV") of income producing CRE loans with an outstanding balance of greater than $500 thousand, which makes up 97.0% and 96.8% of the income producing CRE balances was 62.0% and 59.7% as of March 31, 2026 and December 31, 2025, respectively. Our income producing CRE loans balances, which remained relatively flat, decreased $1.9 million, or 0.5% since December 31, 2025.

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

The following table presents the balance and associated percentage of each category in our owner-occupied CRE loan portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Owner-occupied CRE by Type
Office	$13,193	12.2%	$11,903	12.8%
Restaurant	21,998	20.5	22,275	24.0
Medical	6,749	6.3	6,911	7.5
Retail	3,225	3.0	3,254	3.5
Industrial	10,051	9.4	8,972	9.7
Other	52,128	48.6	39,472	42.5
Total owner-occupied CRE loans	$107,344	100.0%	$92,787	100.0%

As of March 31, 2026, our owner-occupied CRE loans comprised of $107.3 million, or 6.6%, of loans, compared to $92.8 million, or 5.7% of loans, as of December 31, 2025. The weighted average original or renewal LTV of owner-occupied CRE loans with an outstanding balance of greater than $500 thousand, which makes up 78.1% and 74.0% of the owner-occupied CRE loans was 72.4% and 74.9% as of March 31, 2026 and December 31, 2025, respectively. Our owner-occupied CRE loans balances increased $14.6 million or 15.7% since December 31, 2025 but the competition remains fierce for this loan type.

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

The following table presents the balance and associated percentage of each category in our senior housing loans portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Senior housing loans by Type
Independent living communities	$45,362	17.8%	$51,032	19.7%
Assisted living and memory care facilities	205,997	81.0	205,406	79.2
Nursing homes or skilled nursing facilities	3,086	1.2	3,091	1.1
Total senior housing loans	$254,445	100.0%	$259,529	100.0%

As of March 31, 2026, our senior housing loans comprised of $254.4 million or 15.6%, of loans, compared to $259.5 million, or 16.0% of loans as of December 31, 2025. The weighted average original or renewal LTV of senior housing loans was 61.1% and 52.8% as of March 31, 2026 and December 31, 2025, respectively. Our senior housing loans were comprised of 56.6% owner-occupied CRE, 41.7% non-owner occupied CRE and 1.7% construction loans as of March 31, 2026, and were comprised of 50.4% owner-occupied CRE, 41.9% non-owner occupied CRE and 7.7% construction loans at December 31, 2025. Our senior housing loans balances decreased $5.1 million or 2.0% since December 31, 2025 as the Company continues monitoring its concentration of senior housing loans.

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

As of March 31, 2026, our C&I loans comprised of $139.0 million, or 8.6% of loans, compared to $145.4 million, or 9.0% of loans, as of December 31, 2025. Our C&I loans balances decreased by $6.4 million or 4.4% since December 31, 2025 due to lower production.

Retail Loans

As of March 31, 2026, our total retail loans comprised of $619.9 million, or 38.1% of loans, compared to $622.1 million, or 38.5% of loans, as of December 31, 2025. Our total retail loans balances decreased $2.2 million or 0.4% since December 31, 2025 due to a lower production and demand for our retail products, primarily marine vessels; offset by an increase in residential mortgages loans.

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

As of March 31, 2026, our residential mortgage loans comprised of $202.5 million, or 12.5% of loans, compared to $200.0 million, or 12.4% of loans, as of December 31, 2025. Our residential mortgage loans balances increased $2.5 million or 1.3% since December 31, 2025 due to continued demand for our residential mortgage products.

During the three months ended March 31, 2026, we originated $25.1 million and sold $14.9 million in home mortgage loans. During the year ended December 31, 2025, we originated $93.3 million and sold $46.6 million in home mortgage loans.

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or another marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk of repayment can increase due to changes in economic cycles, pandemics, government regulation, natural disasters, or theft of marine vessels.

As of March 31, 2026, our marine vessels loans comprised of $307.7 million or 18.9%, of loans, compared to $312.1 million, or 19.3% of loans, as of December 31, 2025. Our marine vessels loans balances decreased $4.4 million or 1.4% since December 31, 2025 due to the Company's intentional management of portfolio concentration.

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

As of March 31, 2026, our CVLI loans comprised of $86.6 million, or 5.3% of loans, compared to $87.2 million, or 5.4% of loans, as of December 31, 2025. Our CVLI loans balances decreased modestly by $562 thousand or 0.6% since December 31, 2025 as higher interest rates continues to soften demand for the product.

Other Consumer – As of March 31, 2026, our other consumer loans comprised of $23.0 million, or 1.4% of loans, compared to $22.8 million, or 1.4% of loans, as of December 31, 2025. Our other consumer loans balances increased $162 thousand or 0.7% since December 31, 2025 as higher interest rates continues to soften demand for the product.

The following table presents the balance and associated percentage of each category in our other consumer loans portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Other consumer loans by Type
Unsecured student loans	$8,240	35.8%	$8,712	38.2%
Secured consumer purpose loans	14,549	63.3	13,921	61.0
Unsecured consumer purpose loans	202	0.9	196	0.8
Total other consumer loans	$22,991	100.0%	$22,829	100.0%

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

The following tables provides details of the Company’s loan and lease portfolio by segment, class, and internally assigned grade at March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$130,398	$-	$-	$130,398
Income producing CRE	375,791	-	469	376,260
Owner-occupied CRE	97,706	2,509	7,129	107,344
Senior housing	239,788	3,940	10,717	254,445
Commercial and industrial	135,295	141	3,528	138,964
Retail loans (1)
Marine vessels	307,746	-	-	307,746
Residential mortgages	202,114	-	389	202,503
Cash value life insurance LOC	86,610	-	-	86,610
Other consumer	22,991	-	-	22,991
Total	$1,598,439	$6,590	$22,232	$1,627,261

(1) Retail loans are not risk rated but are classified as performing or nonperforming. Performing loans are presented in the Pass category and nonperforming loans are in the Substandard category.

	As of December 31, 2025
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$119,352	-	-	$119,352
Income producing CRE	377,711	-	468	378,179
Owner-occupied CRE	82,959	2,739	7,089	92,787
Senior housing	236,816	11,934	10,779	259,529
Commercial and industrial	141,020	212	4,148	145,380
Retail loans (1)
Marine vessels	312,096	-	-	312,096
Residential mortgages	199,601	-	390	199,991
Cash value life insurance LOC	87,172	-	-	87,172
Other consumer	22,829	-	-	22,829
Total	$1,579,556	$14,885	$22,874	$1,617,315

(1) Retail loans are not risk rated but are classified as performing or nonperforming. Performing loans are presented in the Pass category and nonperforming loans are in the Substandard category.

Pass rated loans were 98.2% of total LHFI at March 31, 2026 as compared to 97.7% at December 31, 2025. Special mention rated loans were 0.4% of total LHFI at March 31, 2026 as compared to 0.9% at December 31, 2025. Substandard loans were 1.4% of total LHFI at March 31, 2026 as compared to 1.4% at December 31, 2025. The primary cause of the decrease in special mention loans during the comparative periods is a combination of payoffs, paydowns, and improved business performance within the senior Housing loan portfolio.

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

Nonperforming loans include loans 90 days or more past due and still accruing and loans accounted for on a nonaccrual basis. Nonperforming assets consist of nonperforming loans in addition to OREO, if any.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Nonaccrual loans (1)	$18,183	$18,306
Past due loans 90 days and still accruing	-	-
Total nonperforming loans	18,183	18,306
Other real estate owned	-	-
Total nonperforming assets	$18,183	$18,306
Nonperforming loans to gross LHFI	1.12%	1.13%
Nonperforming assets to total assets	0.77%	0.79%
Allowance for credit losses to total LHFI	1.16%	1.16%

(1) Nonaccrual loans include balances of approximately $3.7 million and $4.1 million that are covered by government guarantees at March 31, 2026 and December 31, 2025, respectively.

Nonperforming loans were approximately $18.2 million and $18.3 million at March 31, 2026 and December 31, 2025, respectively. The slight decrease in nonperforming loans from December 31, 2025 to March 31, 2026 was primarily due to payments collected on nonaccrual loans during the period, offset by loans transferred to nonaccrual status.

The following table sets forth the major classifications of nonaccrual loans as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Commercial loans
Income producing CRE	$469	$-
Owner-occupied CRE	3,147	3,074
Senior housing	10,716	10,779
Commercial and industrial	3,462	4,063
Retail loans
Residential mortgages	389	390
Total nonaccrual loans	$18,183	$18,306

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

Expected credit losses are reflected in the ACL through a charge to provision for credit losses. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Loans are charged off against the ACL when management believes the collection of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the ACL when received. See Note 1 of our consolidated financial statements as of December 31, 2025 on the Company’s 2025 Form 10-K for additional information regarding ACL policy.

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

The allowance for credit losses on loans was $18.8 million at March 31, 2026 compared to $18.7 million at December 31, 2025, an increase of $83 thousand, or 0.4% primarily attributed to increased loan volume and changes to economic factors, offset by other changes in loss rates.

Analysis of the Allowance for Credit Losses on Loans. The following table provides an analysis of the ACL on loans and net charge-offs for the periods presented:

	As of	As of
(dollars in thousands)	March 31, 2026	December 31, 2025
Allowance for credit losses on loans at end of period (1)	$18,826	$18,743
Loans balances:
Total loans held for investment, end of period	$1,627,261	$1,617,315
Average loans held for investment	$1,618,301	$1,511,831
Net charge-offs to average LHFI	0.01%	0.02%
Allowance for credit losses on loans to total LHFI (1)	1.16%	1.16%
Nonaccrual loans as a percentage of end of period loans	1.12%	1.13%
Allowance for credit losses on loans to nonaccrual loans at end of period (1)	103.54%	102.39%
Allowance for credit losses on loans to total nonperforming loans at end of period (1)	103.54%	102.39%

(1) Excludes allowance for credit losses for unfunded loans commitments.

At March 31, 2026, the ACL on loans totaled $18.8 million, or 1.16% of LHFI, compared to $18.7 million, or 1.16% of LHFI, at December 31, 2025. The ACL on loans as a percentage of loans compared as of March 31, 2026 compared to December 31, 2025 remained relatively the same.

For the three months ended March 31, 2026, our net charge-off ratio as a percentage of average loans, as annualized, was 0.01%, compared to 0.02% for the year ended December 31, 2025. Originating and maintaining high quality loans is a top priority for the management.

As of March 31, 2026, our ratio of nonperforming assets to total assets was 0.77%, compared to 0.79% as of December 31, 2025. The decrease was due to the payments collected on nonaccrual loans during the period offset by transfers of loans into nonaccrual status. Adjusted nonperforming assets1, which excludes the guaranteed portions of nonaccrual loans, was $14.5 million, or 0.62% of total assets, at March 31, 2026 compared to $14.2 million, or 0.62% of total assets, at December 31, 2025.

1 Considered non-GAAP financial measure - See Section named "Non-GAAP Financial Measure Reconciliations" for reconciliation of GAAP to non-GAAP financial measures.

The following table allocates the allowance for credit losses on loans by loan category for the periods presented:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Loans in each category to total loans	Amount	% of Loans in each category to total loans
Commercial loans
Acquisition, development, and construction	$1,610	8.0%	$1,623	7.4%
Income producing CRE	6,850	23.1	7,027	23.4
Owner-occupied CRE	1,070	6.6	870	5.7
Senior housing	3,916	15.6	4,051	16.0
Commercial and industrial	1,050	8.6	902	9.0
Total commercial loans	$14,496	61.9%	$14,473	61.5%
Retail loans
Marine vessels	1,419	18.9	1,412	19.3
Residential mortgages	2,436	12.5	2,412	12.4
Cash value life insurance LOC	125	5.3	82	5.4
Other consumer	350	1.4	364	1.4
Total retail loans	$4,330	38.1%	$4,270	38.5%
Total allowance for credit losses on loans	$18,826	100.0%	$18,743	100.0%

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

As of March 31, 2026, the ACL for unfunded commitments was $4.2 million compared to $4.0 million at December 31, 2025. The increase in the ACL for unfunded commitments was primarily due to production of new loan commitments.

Net Charge-offs

The following table summarizes net charge-offs to average loans for the three months ended March 31, 2026, as annualized, and for the year ended December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
(dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans (1)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans
Commercial loans
Acquisition, development, and construction	$125,101	$-	0.00%	$95,304	$-	0.00%
Income producing CRE	369,000	-	0.00%	351,976	-	0.00%
Owner-occupied CRE	92,338	-	0.00%	88,869	-	0.00%
Senior housing	256,754	-	0.00%	235,392	-	0.00%
Commercial and industrial	156,832	(6)	-0.02%	152,268	(13)	-0.01%
Retail loans
Marine vessels	312,016	-	0.00%	296,493	162	0.05%
Residential mortgages	197,361	-	0.00%	182,995	(35)	-0.02%
Cash value life insurance LOC	85,524	-	0.00%	87,222	-	0.00%
Other consumer	23,375	47	0.82%	21,312	221	1.04%
	$1,618,301	$41	0.01%	$1,511,831	$335	0.02%

(1) Represents annualized March 31, 2026 data.

Net charge-offs were $41 thousand and $335 thousand as of March 31, 2026 and December 31, 2025, respectively.

Deposits

Deposits represent our Bank’s primary source of funds. We gather deposits primarily through our branch locations and targeting new deposits relationships by our bankers. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts, and certificate of deposits ("CDs"). We put continued effort into gathering noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and expansion into new markets. As the Company wins new loan customers and targets new deposit relationships with competitive rates on interest bearing accounts, our bankers are focused on ensuring that we win the entire relationship, including operating accounts, so that we can preserve our attractive mix of deposits.

Total deposits increased $69.5 million, or 3.5%, to $2.06 billion at March 31, 2026 compared to $1.99 billion at December 31, 2025. As of March 31, 2026, 15.1% of total deposits were comprised of noninterest-bearing deposits accounts and 84.9% of interest-bearing deposit accounts compared to 15.7% and 84.3%, respectively, as of December 31, 2025. These increases were due to a continued result of pursuing and winning new relationships as well as maintaining our existing relationships.

At March 31, 2026, we had total brokered CDs of $258.6 million, or 12.6% of total deposits, compared to $307.0 million, or 15.5% of total deposits, at December 31, 2025. We selectively use brokered CDs, subject to certain well defined limits, to support targeted loan growth, manage liquidity, and manage interest rate risk. Our level of brokered CDs varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered CDs are less costly than issuing internet certificates of deposit or borrowing from the FHLBA.

The Company also had reciprocal deposits of $211.3 million and $174.5 million at March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026, our fifteen largest depositor relationships, excluding brokered deposits, totaled $271.0 million, or 13.2%, of total deposits. Our deposits with directors and affiliated entities totaled $49.4 million as of March 31, 2026. A withdrawal of some or all of these balances over a short period could create liquidity pressure, require the use of higher-cost funding sources, or impact balance sheet stability, particularly during periods of market stress or declining depositor confidence.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at March 31, 2026 and December 31, 2025 were estimated to be $184.2 million and $186.4 million, respectively.

At March 31, 2026, our uninsured deposits were $794.4 million, or 38.6% of total deposits, compared to $719.4 million, or 36.2% of total deposits, at December 31, 2025.

The following table summarizes our average deposit balances and weighted average rates as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(dollars in thousands)	Average Balance	Weighted Average Rate(1)	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$315,023	− %	$307,464	− %
Interest-bearing demand deposits	215,690	0.95	199,395	0.75
Money market deposits	683,163	2.92	593,291	3.12
Savings deposits	34,909	0.55	35,179	0.50
Certificates of deposits	763,262	3.78	793,184	4.05
Total interest-bearing deposits	$1,697,024	3.01%	$1,621,049	3.23%
Total deposits	$2,012,047	2.54%	$1,928,513	2.71%

(1) Annualized weighted average rate for March 31, 2026.

The following tables set forth the maturity of time deposits as of March 31, 2026:

	As of March 31, 2026
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits ($250,000 or less)	$294,317	$162,420	$88,506	$23,547	$568,790
Time deposits (more than $250,000)	64,180	62,658	39,078	-	165,916
Total time deposits	$358,497	$225,078	$127,584	$23,547	$734,706

Commercial Mortgage Servicing Rights

As of March 31, 2026 and December 31, 2025, we serviced $129.2 million and $124.4 million, respectively, of SBA and United States Department of Agriculture loans for others. The size of this loan servicing portfolio has grown over the last few years as we consistently originated and sold portions of these loans that we originate while retaining loan servicing rights. Activity for commercial mortgage servicing rights was as follows:

	Three Months Ended	Year Ended
(dollars in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of period	$1,266	$1,237
Additions	89	412
Disposals	-	-
Other changes(1)	(75)	(383)
Balance, end of period	$1,280	$1,266

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

At March 31, 2026 and December 31, 2025, we had a maximum borrowing capacity from the FHLBA of $183.2 million and $176.3 million, respectively. We had nil and $30.0 million of FHLBA advances outstanding as of March 31, 2026 and December 31, 2025, respectively.

The Company had no borrowings outstanding on a line of credit as of March 31, 2026 and December 31, 2025 which had a maximum commitment availability of $15.0 million at March 31, 2026 and December 31, 2025.

Investment Portfolio

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

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Investment securities not classified as either held-to-maturity or trading are classified as available-for-sale. All of the securities in our investment portfolio were classified as available-for-sale as of March 31, 2026 and December 31, 2025. Investment securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of AOCI in the Consolidated Statements of Comprehensive Income. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

Securities available-for-sale consist primarily of U.S. Treasuries, municipal obligations, mortgage-backed securities, asset-backed securities, and corporate debt securities. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of March 31, 2026 and December 31, 2025, except Federal Home Loan Mortgage Corp ("FHLMC") and Federal National Mortgage Association ("FNMA') within those periods.

The following table summarizes the fair value of the available-for-sale securities portfolio as of March 31, 2026 and December 31, 2025:

	As of March 31,			As of December 31,
	2026			2025
(dollars in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
U.S. Treasuries	$5,997	$5,872	$(125)	$5,996	$5,850	$(146)
Municipal obligations	64,785	57,429	(7,356)	64,878	58,642	(6,236)
Mortgage-backed securities	208,572	198,022	(10,550)	188,509	180,060	(8,449)
Asset-backed securities	27,645	27,692	47	26,897	27,000	103
Corporate debt securities	58,634	58,518	(116)	59,079	58,951	(128)
Total available for sale securities	$365,633	$347,533	$(18,100)	$345,359	$330,503	$(14,856)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2026, we evaluated securities available-for-sale which had an unrealized loss to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, considering the expected life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security within the applicable maturity range. The yield on non-taxable investments was not adjusted for tax equivalency.

	As of March 31, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasuries	$4,998	0.98%	$999	1.28%	$-	-%	$-	-%
Municipal obligations	-	-	8,323	2.25	31,227	2.12	25,235	3.00
Mortgage-backed securities	1,621	3.07	35,227	3.08	5,962	4.69	165,762	3.55
Asset-backed securities	-	-	91	5.57	7,048	4.81	20,506	4.98
Corporate debt securities	-	-	16,233	7.27	39,858	6.25	2,543	5.82
Total available for sale securities	$6,619	1.49%	$60,873	4.06%	$84,095	4.49%	$214,046	3.65%

We utilize interest rate swaps agreements for some of our AFS securities as part of our asset-liability management strategy to help mitigate its interest rate risk. The carrying amount of our hedged available-for-sale securities associated with fair value hedges was approximately $23.7 million as of March 31, 2026 and December 31, 2025.

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

The Bank’s Asset and Liability Committee, as well as the Credit and Risk Committee of the Board of Directors are the primary groups responsible for monitoring the Bank’s liquidity position. We have identified various liquidity metrics and ratios, including the volatile funds ratio, non-core funding dependency ratio and loan to deposit ratio that these committees use to monitor the Bank’s liquidity position. Further, these groups are also responsible for reviewing and monitoring the stress testing of the Bank's overall liquidity under multiple liquidity stress scenarios. As of March 31, 2026 the Bank was in compliance with all internal policies and guidelines.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of March 31, 2026 and December 31, 2025, we had $69.5 million of unsecured federal funds lines with no amounts advanced.

As of March 31, 2026 and December 31, 2025, we had access to the Federal Reserve’s discount window in the amount of $29.1 million and $29.8 million, respectively. There were no borrowings outstanding as of March 31, 2026 and December 31, 2025 for the Federal Reserve’s discount window. We had pledged investment securities at March 31, 2026 and December 31, 2025 totaling $8.9 million and $9.1 million, respectively, as collateral for federal funds purchased. In addition, we also had pledged investment securities at March 31, 2026 and December 31, 2025, totaling $30.7 million and $31.6 million, respectively, as collateral at the Federal Reserve Bank.

At March 31, 2026 and December 31, 2025, we had nil and $30.0 million of outstanding advances from the FHLBA, respectively. Based on the values of collateral pledged, we had $181.2 million and $144.3 million as of March 31, 2026 and December 31, 2025, respectively, of additional borrowing availability with the FHLBA. We had no pledged investment securities at March 31, 2026 or December 31, 2025 pledged as collateral for the FHLBA advances. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), comprised of CET1, which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction. Our capital conservation buffer was $112.5 million and $110.5 million as of March 31, 2026 and December 31, 2025, respectively.

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
•
10.0% Total capital to risk-weighted assets; and
•
5.0% Tier 1 leverage ratio.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of March 31, 2026 and December 31, 2025. Because the Company is a small bank holding company under the guidelines of the Federal Reserve and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of the dates reflected per the table below.

There have been no conditions or events since March 31, 2026 that management believes would change this classification.

The following table summarizes the capital amounts and ratios of CSB and the regulatory minimum requirements at March 31, 2026 and December 31, 2025:

	Ratio at March 31,	Ratio at December 31,	Regulatory Capital Ratio	Regulatory Capital Ratio Requirements including Capital Conservation	Minimum Requirements for "Well Capitalized" Depository
	2026	2025	Requirements	Buffer	Institution
Coastal States Bank
Total capital (to risk-weighted assets)	13.25%	13.31%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)	12.19%	12.30%	6.00%	8.50%	8.00%
CET1 capital (to risk-weighted assets)	12.19%	12.30%	4.50%	7.00%	6.50%
Tier 1 leverage	11.21%	11.18%	4.00%	4.00%	5.00%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at March 31, 2026 and December 31, 2025:

	Payments Due at March 31, 2026
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,322,438	$-	$-	$-	$1,322,438
Time deposits	711,159	23,369	178	-	734,706
Operating lease liabilities	1,143	2,454	2,121	1,440	7,158
Total contractual obligations	$2,034,740	$25,823	$2,299	$1,440	$2,064,302

	Payments Due at December 31, 2025
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,200,480	$-	$-	$-	$1,200,480
Time deposits	723,130	63,991	83	-	787,204
Other borrowings (1)	30,000	-	-	-	30,000
Operating lease liabilities	809	1,683	1,433	1,116	5,041
Total contractual obligations	$1,954,419	$65,674	$1,516	$1,116	$2,022,725

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

See Note 4 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

Non-GAAP Financial Measure Reconciliations

The measures entitled return on average tangible common equity, tangible book value per common share, tangible common equity, tangible assets, adjusted nonperforming assets to total assets, adjusted nonperforming assets, pre-tax, pre-provision net revenue ("PPNR"), tangible common equity to tangible assets and core deposits are not measures recognized under accounting principles generally accepted in the United States of America (“GAAP”) and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are return on average shareholders’ equity, book value per share, total shareholders’ equity, total assets, total nonperforming assets to total assets, total nonperforming assets, net income, total common equity to total assets, and total deposits, respectively.

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

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Tangible Common Equity:
Total shareholders' equity	$262,923	$259,529	$250,438	$209,365	$202,104
Less: Goodwill and intangibles	(6,243)	(6,262)	(6,186)	(6,190)	(6,199)
Adjusted for: Mortgage servicing rights	1,280	1,266	1,156	1,122	1,093
Tangible Common Equity	$257,960	$254,533	$245,408	$204,297	$196,998
Common share outstanding	11,985,414	$11,980,412	11,978,921	10,278,921	10,274,271
Book value per common share	21.94	21.66	20.91	20.37	19.67
Tangible book value per common share	21.52	21.25	20.49	19.88	19.17
Tangible assets:
Total assets	$2,348,547	$2,306,586	$2,255,389	$2,221,245	$2,190,391
Less: goodwill and intangibles	(6,243)	(6,262)	(6,186)	(6,190)	(6,199)
Adjusted for: Mortgage servicing rights	1,280	1,266	1,156	1,122	1,093
Tangible assets	$2,343,584	$2,301,590	$2,250,359	$2,216,177	$2,185,285
Tangible common equity to tangible assets	11.01%	11.06%	10.91%	9.22%	9.01%

The following table reconciles, as of the dates set forth below, the calculation of the return on average equity (on a GAAP basis) to the calculation of the return on average tangible equity and the calculation of the adjusted return on average tangible equity.

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Net income	$6,329	$7,136	$6,741	$5,965	$5,050
Average shareholders' equity	264,232	256,814	246,688	205,837	199,763
Return on average shareholders' equity	9.71	11.02%	10.84%	11.62%	10.25%
Average Tangible Common Equity:
Average shareholders' equity	$264,232	$256,814	$246,688	$205,837	$199,763
Less: Average goodwill and intangibles	(6,270)	(6,166)	(6,176)	(6,168)	(6,328)
Adjusted for: Average mortgage servicing rights	1,291	1,155	1,128	1,082	1,198
Average tangible common equity	$259,253	$251,803	$241,640	$200,751	$194,633
Return on average tangible common (1) shareholders' equity	9.90%	11.24%	11.07%	11.92%	10.52%

(1) Represents annualized data.

The following table reconciles, as of the dates set forth below, the calculation of the nonperforming assets to total assets ratio (on a GAAP basis) and the calculation of the adjusted nonperforming assets to total assets ratio. Adjusted nonperforming assets to total assets ratio is calculated by adjusting for the guaranteed portions of nonaccrual loans from the total nonperforming assets.

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Total nonperforming assets	$18,183	$18,306	$14,192	$14,704	$15,370
Total assets	2,348,547	2,306,586	2,255,389	2,221,245	2,190,391
GAAP-based nonperforming assets to total assets	0.77%	0.79%	0.63%	0.66%	0.70%
Total nonperforming assets	$18,183	$18,306	$14,192	$14,704	$15,370
Adjusted for:
Guaranteed portions of nonaccrual loans	3,657	4,089	4,457	4,583	4,692
Adjusted total nonperforming assets	$14,526	$14,217	$9,735	$10,121	$10,678
Total assets	$2,348,547	$2,306,586	$2,255,389	$2,221,245	$2,190,391
Adjusted nonperforming assets to total assets	0.62%	0.62%	0.43%	0.46%	0.49%

The following table reconciles net income (on a GAAP basis), as of the dates set forth below, to the calculation of the pre-tax, pre-provision net revenue ("PPNR"). PPNR is calculated by adjusting for the income tax expense and the provision for credit losses to the net income.

	As of and for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Net income (GAAP-based)	$6,329	$7,136	$6,741	$5,965	$5,050
Plus:
Income tax expense	1,956	1,598	2,040	1,064	1,542
Provision for credit losses	382	1,162	653	752	629
Pre-tax, pre-provision net revenue	$8,667	$9,896	$9,434	$7,781	$7,221

The following table reconciles total deposits, as of the dates set forth below, to the calculation of the Company's core deposits.

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(dollars in thousands)	2026	2025	2025	2025	2025
Total Deposits	$2,057,144	$1,987,684	$1,949,672	$1,968,301	$1,937,693
Less:
Brokered CDs	258,591	307,034	294,908	307,892	287,335
Core deposits (1)	$1,798,553	$1,680,650	$1,654,764	$1,660,409	$1,650,358

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

Our policy is based on the 12-month impact on net interest revenue of interest rate shocks. Our shock scenario assumes rates immediately change the full amount at the scenario onset. The following table presents our interest sensitivity position at March 31, 2026 and December 31, 2025:

	Net Interest Income Sensitivity
	12 Month Projection
(Shock in basis points)	-200	-100	+100	+200
March 31, 2026	(5.95)%	(3.84)%	5.02%	9.30%
December 31, 2025	(4.12)%	(3.03)%	4.20%	7.36%

There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2025. From a net interest income perspective, the Company generally has an asset sensitive rate position. The Treasury yield curve has remained relatively flat across certain maturities which can make modeling net interest income under changing rate scenarios more complex. A flat yield curve environment can be unfavorable for many financial institutions, including the Bank, because short-term interest rates influence both deposit pricing and the yields on floating-rate assets, while longer-term rates more directly influence pricing on fixed-rate loans and investment securities. When the yield curve flattens, the spread between longer-term asset yields and shorter-term funding costs may narrow, which can pressure our NIM.

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

The following table sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the yield curve at March 31, 2026 and December 31, 2025:

	Economic Value of Equity Sensitivity
(Shock in basis points)	-200	-100	+100	+200
March 31, 2026	(4.02)%	(1.77)%	0.98%	(0.42)%
December 31, 2025	(3.17)%	(1.21)%	0.82%	(0.47)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section entitled “Risk Factors” on the Company’s 2025 Form 10-K. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There are no material changes during the period covered by this report to the risk factors previously disclosed on the Company’s 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

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

CoastalSouth Bancshares, Inc.

Date: May 8, 2026	By:	/s/ Stephen R. Stone
Stephen R. Stone
President and Chief Executive Officer

Date: May 8, 2026	By:	/s/ Anthony P. Valduga
Anthony P. Valduga
Chief Financial Officer & Chief Operating Officer