Form 10-Q
period 2026-06-30
CoastalSouth Bancshares, Inc.
filed 2026-08-07
CIK 1297107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 5, 2026, the registrant had 11,954,446 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$13,609	$11,218
Interest-bearing accounts with other banks	10,653	30,320
Federal funds sold	9,960	38,229
Total cash and cash equivalents	34,222	79,767
Investments
Securities available-for-sale, at fair value	348,582	330,503
Non-marketable equity securities	11,053	8,759
Total investments	359,635	339,262
Loans held for sale	223,112	170,933
Loans held for investment	1,705,370	1,617,315
Allowance for credit losses on loans	(19,817)	(18,743)
Loans held for investment, net	1,685,553	1,598,572
Bank-owned life insurance	49,218	48,296
Premises, furniture and equipment, net	18,611	18,122
Deferred tax asset	15,740	16,370
Goodwill	4,708	4,708
Intangible assets	1,538	1,554
Other assets	28,656	29,002
Total assets	$2,420,993	$2,306,586
Liabilities
Deposits
Non-interest bearing transaction accounts	$355,941	$312,251
Interest-bearing transaction accounts	194,896	214,620
Savings and money market	772,809	673,609
Time deposits	724,025	787,204
Total deposits	2,047,671	1,987,684
Other borrowings	75,000	30,000
Other liabilities	28,619	29,373
Total liabilities	2,151,290	2,047,057
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Voting common stock, $1.00 par value, 50,000,000 shares authorized, 12,003,040 and 10,868,256 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	12,003	10,868
Non-voting common stock, $1.00 par value, 10,000,000 shares authorized, — and 1,112,156 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	-	1,112
Capital surplus	188,851	189,882
Retained earnings	79,324	66,886
Accumulated other comprehensive loss	(10,475)	(9,219)
Total shareholders' equity	269,703	259,529
Total liabilities and shareholders' equity	$2,420,993	$2,306,586

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income
Loans, including fees
Loans held for investment	$25,974	$23,813	$51,099	$46,120
Loans held for sale	3,162	3,296	6,077	6,115
Investments
Taxable	3,624	3,666	6,983	7,269
Non-taxable	125	94	251	188
Non-marketable equity securities	143	114	269	218
Federal funds sold	409	699	1,201	1,661
Other earning assets from banks	121	111	246	246
Total interest income	33,558	31,793	66,126	61,817
Interest expense
Interest-bearing deposits	12,545	13,251	25,137	26,081
Other borrowings	348	464	580	899
Total interest expense	12,893	13,715	25,717	26,980
Net interest income	20,665	18,078	40,409	34,837
Provision for credit losses	658	752	1,040	1,381
Net interest income after provision for credit losses	20,007	17,326	39,369	33,456
Noninterest income
Bank-owned life insurance	466	449	922	889
Income from mortgage originations	403	326	797	547
Gain on sale of government guaranteed loans	307	265	644	265
Interchange income and card fees	256	257	529	523
Service charges on deposit accounts	236	215	468	426
Other noninterest income	534	283	809	1,026
Total noninterest income	2,202	1,795	4,169	3,676
Noninterest expense
Salaries and employee benefits	8,314	6,997	16,360	13,691
Occupancy and equipment	875	814	1,761	1,602
Software and other technology expense	861	719	1,687	1,422
Other professional services	632	973	1,227	1,666
Data processing	682	652	1,337	1,277
Regulatory assessment	308	344	679	705
Other noninterest expense	1,702	1,593	3,367	3,148
Total noninterest expense	13,374	12,092	26,418	23,511
Income before taxes	8,835	7,029	17,120	13,621
Income tax provision	1,502	1,064	3,458	2,606
Net income	$7,333	$5,965	$13,662	$11,015
Net income per common share:
Basic	$0.61	$0.58	$1.14	$1.07
Diluted	$0.59	$0.57	$1.10	$1.04

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$7,333	$5,965	$13,662	$11,015
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities
Change in unrealized gain (loss) on available-for-sale securities	2,111	1,215	(1,133)	3,815
Income tax effect	(494)	(282)	265	(888)
Unrealized gain (loss) on available-for-sale securities, net of tax	1,617	933	(868)	2,927
Unrealized (loss) gain on derivatives
Change in unrealized (loss) gain on cash flow hedges	(281)	120	(361)	(293)
Reclassification adjustment for net loss included in net income	(71)	(4)	(149)	(141)
Income tax effect	84	(28)	122	104
Unrealized (loss) gain on derivative instruments, net of tax	(268)	88	(388)	(330)
Other comprehensive income (loss), net of tax	1,349	1,021	(1,256)	2,597
Comprehensive income	$8,682	$6,986	$12,406	$13,612

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
Three Months Ended:	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, April 1, 2025	8,102,242	$8,102	2,172,029	$2,172	$158,997	$47,044	$(14,211)	$202,104
Net issuance of common stock under incentive plan	4,650	5	-	-	37	-	-	42
Stock-based compensation expense	-	-	-	-	233	-	-	233
Net income	-	-	-	-	-	5,965	-	5,965
Other comprehensive income, net of tax	-	-	-	-	-	-	1,021	1,021
Balance as of June 30, 2025	8,106,892	$8,107	2,172,029	$2,172	$159,267	$53,009	$(13,190)	$209,365
Balance, April 1, 2026	11,853,258	$11,853	132,156	$132	$190,160	$72,602	$(11,824)	$262,923
Net issuance of common stock under incentive plan	66,117	66	-	-	157	-	-	223
23,383 shares of common stock withheld in net settlement upon issuance of common stock under incentive plan	-	-	-	-	(597)	-	-	(597)
Transfer from nonvoting to voting common stock	132,156	132	(132,156)	(132)	-	-	-	-
Stock-based compensation expense	-	-	-	-	318	-	-	318
Repurchase of common stock	(48,491)	(48)	-	-	(1,187)	-	-	(1,235)
Net income	-	-	-	-	-	7,333	-	7,333
Other comprehensive income, net of tax	-	-	-	-	-	-	1,349	1,349
Dividends declared on common stock ($0.05 per share)	-	-	-	-	-	(611)	-	(611)
Balance as of June 30, 2026	12,003,040	$12,003	-	$-	$188,851	$79,324	$(10,475)	$269,703

Continued to following page.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) - Continued

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
Six Months Ended:	Shares	Amount	Shares	Amount	Surplus	Earnings	Loss	Total
Balance, January 1, 2025	8,098,117	$8,098	2,172,029	$2,172	$158,755	$41,994	$(15,787)	$195,232
Net issuance of common stock under incentive plan	8,775	9	-	-	33	-	-	42
Stock-based compensation expense	-	-	-	-	479	-	-	479
Net income	-	-	-	-	-	11,015	-	11,015
Other comprehensive income, net of tax	-	-	-	-	-	-	2,597	2,597
Balance as of June 30, 2025	8,106,892	$8,107	2,172,029	$2,172	$159,267	$53,009	$(13,190)	$209,365
Balance, January 1, 2026	10,868,256	$10,868	1,112,156	$1,112	$189,882	$66,886	$(9,219)	$259,529
Net issuance of common stock under incentive plan	71,119	71	-	-	152	-	-	223
24,751 shares of common stock withheld in net settlement upon issuance of common stock under incentive plan	-	-	-	-	(632)	-	-	(632)
Transfer from nonvoting to voting common stock	1,112,156	1,112	(1,112,156)	(1,112)	-	-	-	-
Stock-based compensation expense	-	-	-	-	636	-	-	636
Repurchase of common stock	(48,491)	(48)	-	-	(1,187)	-	-	(1,235)
Net income	-	-	-	-	-	13,662	-	13,662
Other comprehensive loss, net of tax	-	-	-	-	-	-	(1,256)	(1,256)
Dividends declared on common stock ($0.10 per share)	-	-	-	-	-	(1,224)	-	(1,224)
Balance as of June 30, 2026	12,003,040	$12,003	-	$-	$188,851	$79,324	$(10,475)	$269,703

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income	$13,662	$11,015
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses	1,040	1,381
Depreciation expense and software amortization	841	722
Increase in cash value of bank-owned life insurance	(922)	(889)
Stock-based compensation expense	636	479
Amortization of operating lease right-of-use assets	429	416
Amortization of debt issuance costs	-	28
Write-down on other real estate owned	-	99
Write-down on repossessed assets	-	104
Net gain on sale of other real estate owned	-	(64)
Gain on sale of government guaranteed loans, including originations of servicing rights	(644)	(265)
Gain on sale of other loans	(230)	-
Income from mortgage operations	(797)	(547)
Discount accretion and premium amortization on securities available-for-sale	(274)	(369)
Amortization of intangible assets	210	291
Deferred income tax expense	1,016	153
Originations of loans held for sale	(3,327,341)	(3,010,117)
Proceeds from loans held for sale	3,302,671	2,980,351
Increase in other assets	(439)	(1,507)
(Decrease) increase in other liabilities	(671)	1,873
Net cash used by operating activities	(10,813)	(16,846)
Investing activities
Purchase of securities available-for-sale	(48,492)	(20,925)
Proceeds from paydowns, calls, and maturities on securities available-for-sale	29,401	29,523
Net (purchase) sale of non-marketable equity securities	(2,294)	642
Loan originations and principal collections, net	(114,153)	(123,343)
Net purchase of premises, furniture and equipment	(1,330)	(1,092)
Proceeds from sales of other real estate owned	-	829
Net cash used by investing activities	(136,868)	(114,366)
Financing activities
Dividends paid on common stock	(1,207)	-
Net increase in deposits	59,987	133,499
Net proceeds (repayment) of Federal Home Loan Bank of Atlanta borrowings	45,000	(15,000)
Proceeds from issuance of common stock under incentive plan	223	42
Taxes paid in net settlement of tax obligation upon exercise of stock options	(35)	-
Taxes paid in net settlement of tax obligation upon settlement of restricted stock units	(597)	-
Repurchase of common stock	(1,235)	-
Net repayment of commercial line of credit	-	(12,000)
Net cash provided by financing activities	102,136	106,541
Net decrease in cash and cash equivalents	(45,545)	(24,671)
Cash and cash equivalents, beginning of year	79,767	67,961
Cash and cash equivalents, end of period	$34,222	$43,290
Cash paid during the period for:
Interest	$26,488	$25,022
Income taxes	550	1,368
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net	(868)	2,927
Unrealized loss on derivatives, net	(388)	(330)
Transfers from loans held for investment to loans held for sale	25,814	4,496
Right-of-use assets obtained in exchange for new operating lease liabilities	2,075	535
Lease liabilities arising from obtaining right-of-use assets	2,902	535

The accompanying notes are an integral part of these consolidated financial statements.

CoastalSouth Bancshares, Inc. and Subsidiary

Notes to Consolidated Financial Statements (unaudited)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of CoastalSouth Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary. The Company owns 100% of Coastal States Bank (the “Bank”). The Bank has one wholly owned subsidiary, Coastal States Mortgage, Inc., a mortgage company focused on originating residential mortgages to sell to investors and to retain in the portfolio. The "Company” or “our,” as used herein, includes Coastal States Bank and Coastal States Mortgage, Inc.

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

Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto as filed with the Securities and Exchange Commission ("SEC") on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Company’s 2025 Form 10-K”).

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements as filed with the SEC on the Company’s 2025 Form 10-K. There were no new accounting policies or changes to existing policies adopted during the six months ended June 30, 2026 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

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

The Company's CODM is the chief executive officer. The segment measure of profit or loss is consolidated net income according to the Consolidated Statements of Income, the measure of segment assets is total assets of the consolidated company according to the Consolidated Balance Sheets, and the accounting policies of the segment are the same as those described in the Consolidated Financial Statements within Note 1 for the year ended December 31, 2025 as filed with the SEC on the Company’s 2025 Form 10-K. The CODM monitors budgeted to actual results of net income to assess the company's performance, to make decisions on strategic initiatives, and to establish management's compensation. The segment's revenues are primarily derived from retail and commercial banking products and investment income.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

NOTE 2 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses at June 30, 2026 and December 31, 2025 are summarized in the tables below:

	June 30, 2026
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,998	$-	$-	$87	$5,911
Municipal obligations	62,840	-	135	6,464	56,511
Mortgage-backed securities	214,279	-	597	10,345	204,531
Asset-backed securities	26,233	-	193	122	26,304
Corporate debt securities	55,221	-	958	854	55,325
Total securities available-for-sale	$364,571	$-	$1,883	$17,872	$348,582

	December 31, 2025
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,996	$-	$-	$146	$5,850
Municipal obligations	64,878	-	114	6,350	58,642
Mortgage-backed securities	188,509	-	1,264	9,713	180,060
Asset-backed securities	26,897	-	237	134	27,000
Corporate debt securities	59,079	-	929	1,057	58,951
Total securities available-for-sale	$345,359	$-	$2,544	$17,400	$330,503

The following is a summary of maturities of available-for-sale ("AFS") securities as of June 30, 2026. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalty. Mortgage-backed securities are not presented by maturity date because pay-downs are expected before contractual maturity dates.

	Amortized	Estimated
(In thousands of dollars)	Cost	Fair Value
Due in one year or less	$4,999	$4,962
Due after one year but within five years	21,691	21,624
Due after five years but within ten years	78,020	74,682
Due after ten years	45,582	42,783
Mortgage-backed securities	214,279	204,531
Total	$364,571	$348,582

The following table shows securities in unrealized loss position for which an allowance for credit losses ("ACL") has not been recorded and the length of time they were in continuous loss positions as of June 30, 2026:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$5,911	$87	$5,911	$87
Municipal obligations	996	18	52,013	6,446	53,009	6,464
Mortgage-backed securities	49,406	579	104,196	9,766	153,602	10,345
Asset-backed securities	5,428	27	6,596	95	12,024	122
Corporate debt securities	2,991	9	15,155	845	18,146	854
Total AFS securities	$58,821	$633	$183,871	$17,239	$242,692	$17,872

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

AFS securities are recorded at fair market value. Of the 141 securities in an unrealized loss position at June 30, 2026, 24 had been in a continuous loss position for less than twelve months and 117 for twelve months or more. The Company believes, based on industry analyst reports, credit ratings and/or government guarantees, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered credit-related and therefore are not required to be charged to the allowance.

Based on the results of management's review at June 30, 2026, none of the unrealized loss was attributable to credit impairment and all $17.9 million in unrealized loss was determined to be from factors other than credit. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are credit-related impaired, which would require a charge to earnings in such periods.

There were no sales of AFS securities during the three and six months ended June 30, 2026 and 2025.

At June 30, 2026, investment securities with a book value of $79.2 million and a market value of $72.3 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits. At December 31, 2025, investment securities with a book value of $63.8 million and a market value of $57.8 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits.

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Owner-Occupied CRE – Owner-occupied CRE loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees, if applicable, are generally required for these loans. The Company recognizes that risk from economic cycles, pandemics, government regulation, supply-chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel, or competitive situations may adversely affect the scheduled repayment of business loans. There were nil and $99 thousand of owner-occupied CRE other real estate owned write-downs during the six months ended June 30, 2026 and 2025, respectively.

Senior Housing – Senior housing loans support senior adult facilities including independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities. The Company recognizes that risk from high resident turnover, pandemics, government regulation, operator risk, increases in acuity, availability and cost of qualified staffing resources, technology risk, and other risks such as liability, insurance, reimbursement and regulatory changes may impact repayment of these loans. Underwriting focuses primarily on operator quality and business operations.

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

Retail loans

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or other marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk from economic cycles, pandemics, government regulation, natural disasters, losses due to theft, or changes to customer's ability to meet the scheduled repayment of marine vessel loan. At June 30, 2026 and December 31, 2025, there were $620 thousand and nil repossessed marine assets, respectively. There were no repossessed assets write-downs during the six months ended June 30, 2026 and 2025, respectively.

Residential Mortgages – Residential mortgages are first or second-lien loans secured by a primary residence or second home. This category includes permanent mortgage financing, construction loans to individual consumers, and home equity lines of credit. The loans are generally secured by properties located within the local market area of the Bank's retail footprint which originates and services the loan. These loans are underwritten in accordance with the Company’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value. In addition to loans originated through the Company’s branches, the Company originates and services residential mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. At June 30, 2026 and December 31, 2025, there were no residential mortgage loans in process of foreclosure. Additionally, the Company held no foreclosed residential properties at June 30, 2026 or at December 31, 2025.

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

Other Consumer – Other consumer loans primarily include unsecured student loans and other secured and unsecured consumer purpose loans. Certain loans are secured by recreational vehicles and other such tangible property. These types of loans may be impacted by negative macroeconomic conditions impacting individual consumers, such as increased unemployment, which can reduce a borrower’s ability to repay the loan.

Loans held for sale ("LHFS") are comprised of loans acquired through mortgage warehouse lending activities in our Mortgage Banker Finance ("MBF") division and origination of mortgage loans. The Company serves as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. The Company also originates mortgage loans with customers through Coastal States Mortgage, Inc. ("CSM") and sells the majority of these loans to third-party investors. Additionally, we sell other types of loans, such as government guaranteed loans ("GGL") or marine loans, through the normal course of business; when the Company has the intent to sell these loans, they are transferred from LHFI to LHFS.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Following is a summary of the composition of the loan portfolio at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Commercial loans
Acquisition, development and construction	$144,436	8.5%	$119,352	7.4%
Income producing CRE	416,965	24.5	378,179	23.4
Owner-occupied CRE	127,285	7.5	92,787	5.7
Senior housing	248,282	14.5	259,529	16.0
Commercial and industrial	139,313	8.1	145,380	9.0
Total commercial loans	1,076,281	63.1	995,227	61.5
Retail loans
Marine vessels	313,230	18.4	312,096	19.3
Residential mortgages	202,768	11.9	199,991	12.4
Cash value life insurance LOC	89,305	5.2	87,172	5.4
Other consumer	23,786	1.4	22,829	1.4
Total retail loans	629,089	36.9	622,088	38.5
Total gross loans held for investment ("LHFI"), net of unearned income	1,705,370	100.0%	1,617,315	100.0%
Less allowance for credit losses	(19,817)		(18,743)
LHFI, net	$1,685,553		$1,598,572
LHFS	$223,112		$170,933

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

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The Company had no loans rated Doubtful at June 30, 2026 or December 31, 2025.

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the risk category of commercial loans on amortized cost basis and, for 2026, gross charge-offs by vintage year as of June 30, 2026:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2026	2025	2024	2023	2022	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$52,731	$67,152	$20,502	$3,600	$251	$199	$1	$-	$144,436
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$52,731	$67,152	$20,502	$3,600	$251	$199	$1	$-	$144,436
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$30,275	$86,201	$65,061	$37,036	$129,303	$68,425	$200	$-	$416,501
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	464	-	-	464
Total income producing	$30,275	$86,201	$65,061	$37,036	$129,303	$68,889	$200	$-	$416,965
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$38,628	$13,422	$5,494	$9,042	$15,467	$33,672	$504	$200	$116,429
Special mention	-	-	-	-	-	2,485	-	-	2,485
Substandard	-	162	87	202	3,490	4,430	-	-	8,371
Total owner occupied	$38,628	$13,584	$5,581	$9,244	$18,957	$40,587	$504	$200	$127,285
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$53,998	$97,267	$37,935	$18,269	$10,021	$16,011	$-	$-	$233,501
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	4,660	10,121	-	-	14,781
Total senior housing	$53,998	$97,267	$37,935	$18,269	$14,681	$26,132	$-	$-	$248,282
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$12,127	$30,606	$19,657	$13,485	$8,211	$12,262	$36,577	$2,926	$135,851
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	135	1,934	-	1,393	3,462
Total non-real estate	$12,127	$30,606	$19,657	$13,485	$8,346	$14,196	$36,577	$4,319	$139,313
Current period gross charge-offs	$-	$-	$-	$11	$-	$-	$-	$-	$11

The following tables present the risk category of retail loans on amortized cost basis and, for 2026, gross charge-offs by vintage year as of June 30, 2026:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2026	2025	2024	2023	2022	Prior	Revolvers	Revolvers Converted to Term	Total
Retail loans
Marine vessels
Performing	$51,421	$77,188	$36,196	$45,420	$69,326	$33,679	$-	$-	$313,230
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$51,421	$77,188	$36,196	$45,420	$69,326	$33,679	$-	$-	$313,230
Current period gross charge-offs	$-	$-	$-	$-	$27	$-	$-	$-	$27
Residential mortgages
Performing	$18,093	$39,985	$17,372	$19,935	$33,468	$42,884	$30,186	$457	$202,380
Nonperforming	-	-	-	388	-	-	-	-	388
Total residential mortgages	$18,093	$39,985	$17,372	$20,323	$33,468	$42,884	$30,186	$457	$202,768
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	$-	$-	$-	$-	$-	$-	$82,666	$6,639	$89,305
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$82,666	$6,639	$89,305
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other consumer
Performing	$5,083	$5,484	$1,098	$907	$47	$11,024	$143	$-	$23,786
Nonperforming	-	-	-	-	-	-	-	-	-
Total other consumer	$5,083	$5,484	$1,098	$907	$47	$11,024	$143	$-	$23,786
Current period gross charge-offs	$-	$-	$-	$-	$-	$52	$-	$-	$52

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the full collection of principal and/or interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as nonaccrual is typically applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. Past due loans are loans whose principal or interest is past due 30 days or more. During the six months ended June 30, 2026 and 2025, there was $59 thousand and $5 thousand, respectively, of interest income reversed from income related to loans that were transferred to nonaccrual status.

The following table presents a summary of past due and nonaccrual loans as of June 30, 2026:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$144,436	$-	$-	$-	$-	$-	$144,436
Income producing CRE	408,702	7,799	-	-	464	8,263	416,965
Owner-occupied CRE	123,634	499	-	-	3,152	3,651	127,285
Senior housing	237,426	-	-	-	10,856	10,856	248,282
Commercial and industrial	135,834	-	17	-	3,462	3,479	139,313
Marine vessels	311,738	1,492	-	-	-	1,492	313,230
Residential mortgages	202,154	36	190	-	388	614	202,768
Cash value life insurance LOC	89,305	-	-	-	-	-	89,305
Other consumer	23,786	-	-	-	-	-	23,786
Total	$1,677,015	$9,826	$207	$-	$18,322	$28,355	$1,705,370

The following table presents a summary of past due and nonaccrual loans as of December 31, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$118,084	$1,268	$-	$-	$-	$1,268	$119,352
Income producing CRE	378,179	-	-	-	-	-	378,179
Owner-occupied CRE	89,713	-	-	-	3,074	3,074	92,787
Senior housing	248,750	-	-	-	10,779	10,779	259,529
Commercial and industrial	141,160	157	-	-	4,063	4,220	145,380
Marine vessels	311,483	613	-	-	-	613	312,096
Residential mortgages	199,373	228	-	-	390	618	199,991
Cash value life insurance LOC	87,172	-	-	-	-	-	87,172
Other consumer	22,778	51	-	-	-	51	22,829
Total	$1,596,692	$2,317	$-	$-	$18,306	$20,623	$1,617,315

Individually Analyzed Collateral-Dependent Loans

As of June 30, 2026, there were $18.3 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at June 30, 2026 are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$-	$464	$464	$14	$-
Owner-occupied CRE	2,950	202	3,152	41	-
Senior housing	4,660	6,196	10,856	173	-
Commercial and industrial	145	3,317	3,462	701	59
Residential mortgages	388	-	388	-	14
Total	$8,143	$10,179	$18,322	$929	$73

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

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended June 30, 2026:

(Dollars in thousands)	Principal forgiveness	Payment deferral	Term extension	Interest rate reduction	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Owner-occupied CRE	$-	$-	$-	$-	$202	$-	$202	0.2%
Senior housing	-	-	-	-	6,196	-	6,196	2.5%
Total	$-	$-	$-	$-	$6,398	$-	$6,398	0.4%

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the three months ended June 30, 2025:

(Dollars in thousands)	Payment deferral	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Senior housing	$-	$6,425	$-	$6,425	2.7%
Total	$-	$6,425	$-	$6,425	0.4%

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2026:

(Dollars in thousands)	Principal forgiveness	Payment deferral	Term extension	Interest rate reduction	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Owner-occupied CRE	$-	$-	$-	$-	$202	$-	$202	0.2%
Senior housing	-	-	-	-	6,196	-	6,196	2.5%
Total	$-	$-	$-	$-	$6,398	$-	$6,398	0.4%

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the six months ended June 30, 2025:

(Dollars in thousands)	Payment deferral	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Senior housing	$-	$6,425	$-	$6,425	2.7%
Total	$-	$6,425	$-	$6,425	0.4%

The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

their loans as of June 30, 2026 or June 30, 2025.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2026:

Loan type	Financial effect
Combination of term extension and payment delay
Owner-occupied CRE	Extended maturity date 6 years and provided 8 months of partial payments.
Senior housing	Extended maturity for 9 months with provisional extension for 6 additional months upon meeting certain conditions.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the three months ended June 30, 2025:

Loan type	Financial effect
Combination of term extension and payment delay
Senior housing	Provided term extension of 14 months and deferral of full principal and interest payments.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2026:

Loan type	Financial effect
Combination of term extension and payment delay
Owner-occupied CRE	Extended maturity date 6 years and provided 8 months of partial payments.
Senior housing	Extended maturity for 9 months with provisional extension for 6 additional months upon meeting certain conditions.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025:

Loan type	Financial effect
Combination of term extension and payment delay
Senior housing	Provided term extension of 14 months and deferral of full principal and interest payments.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of June 30, 2026:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Owner-occupied CRE	$-	$202	$-	$-	$202
Senior housing	6,196	-	-	-	6,196
Total	$6,196	$202	$-	$-	$6,398
Total nonaccrual loans included above	$6,196	$202	$-	$-	$6,398

The following table depicts the performance of loans that have been modified in the last 12 months as of June 30, 2025:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Senior housing	$6,425	$-	$-	$-	$6,425
Commercial and industrial	-	-	-	3,845	3,845
Total	$6,425	$-	$-	$3,845	$10,270
Total nonaccrual loans included above	$6,425	$-	$-	$3,845	$10,270

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table provides the amortized cost basis of financing receivables during the three months ended June 30, 2026 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Deferral	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Owner-occupied CRE	$-	$-	$-	$-	$202	$-	$-
Total	$-	$-	$-	$-	$202	$-	$-

The following table provides the amortized cost basis of financing receivables during the six months ended June 30, 2026 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Deferral	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Owner-occupied CRE	$-	$-	$-	$-	$202	$-	$-
Total	$-	$-	$-	$-	$202	$-	$-

During the three months ended June 30, 2025, there were no financing receivables that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty.

The following table provides the amortized cost basis of financing receivables during the six months ended June 30, 2025 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Commercial and industrial	$-	$2,160	$-	$-	$-	$1,685
Total	$-	$2,160	$-	$-	$-	$1,685

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

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended June 30, 2026:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended June 30, 2026
Commercial loans
Acquisition, development, and construction	$1,610	$-	$-	$560	$2,170
Income producing CRE	6,850	-	-	366	7,216
Owner-occupied CRE	1,070	-	-	(4)	1,066
Senior housing	3,916	-	-	(279)	3,637
Commercial and industrial	1,050	(10)	6	545	1,591
Total commercial loans	14,496	(10)	6	1,188	15,680
Retail loans
Marine vessels	1,419	(27)	-	33	1,425
Residential mortgages	2,436	-	2	(143)	2,295
Cash value life insurance LOC	125	-	-	(37)	88
Other consumer	350	(1)	5	(25)	329
Total retail loans	4,330	(28)	7	(172)	4,137
Total allowance for funded loans	18,826	(38)	13	1,016	19,817
Reserve for losses on unfunded loan commitments	4,214	-	-	(358)	3,856
Total ACL	$23,040	$(38)	$13	$658	$23,673

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the six months ended June 30, 2026:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Six Months Ended June 30, 2026
Commercial loans
Acquisition, development, and construction	$1,623	$-	$-	$547	$2,170
Income producing CRE	7,027	-	-	189	7,216
Owner-occupied CRE	870	-	-	196	1,066
Senior housing	4,051	-	-	(414)	3,637
Commercial and industrial	902	(11)	13	687	1,591
Total commercial loans	14,473	(11)	13	1,205	15,680
Retail loans
Marine vessels	1,412	(27)	-	40	1,425
Residential mortgages	2,412	-	2	(119)	2,295
Cash value life insurance LOC	82	-	-	6	88
Other consumer	364	(52)	9	8	329
Total retail loans	4,270	(79)	11	(65)	4,137
Total allowance for funded loans	18,743	(90)	24	1,140	19,817
Reserve for losses on unfunded loan commitments	3,956	-	-	(100)	3,856
Total ACL	$22,699	$(90)	$24	$1,040	$23,673

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended June 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended June 30, 2025
Commercial loans
Acquisition, development, and construction	$1,337	$-	$-	$(94)	$1,243
Income producing CRE	6,619	-	-	463	7,082
Owner-occupied CRE	595	-	-	167	762
Senior housing	4,149	-	-	(524)	3,625
Commercial and industrial	842	(26)	7	8	831
Total commercial loans	13,542	(26)	7	20	13,543
Retail loans
Marine vessels	1,309	-	-	67	1,376
Residential mortgages	1,801	-	3	337	2,141
Cash value life insurance LOC	79	-	-	3	82
Other consumer	373	(196)	4	174	355
Total retail loans	3,562	(196)	7	581	3,954
Total allowance for funded loans	17,104	(222)	14	601	17,497
Reserve for losses on unfunded loan commitments	3,348	-	-	151	3,499
Total ACL	$20,452	$(222)	$14	$752	$20,996

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the six months ended June 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Six Months Ended June 30, 2025
Commercial loans
Acquisition, development, and construction	$1,188	$-	$-	$55	$1,243
Income producing CRE	5,867	-	-	1,215	7,082
Owner-occupied CRE	543	-	-	219	762
Senior housing	4,576	-	-	(951)	3,625
Commercial and industrial	751	(32)	12	100	831
Total commercial loans	12,925	(32)	12	638	13,543
Retail loans
Marine vessels	1,688	-	-	(312)	1,376
Residential mortgages	2,015	-	5	121	2,141
Cash value life insurance LOC	88	-	-	(6)	82
Other consumer	402	(239)	31	161	355
Total retail loans	4,193	(239)	36	(36)	3,954
Total allowance for funded loans	17,118	(271)	48	602	17,497
Reserve for losses on unfunded loan commitments	2,720	-	-	779	3,499
Total ACL	$19,838	$(271)	$48	$1,381	$20,996

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

Credit-Related Commitments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written are represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of June 30, 2026 and December 31, 2025 include:

(In thousands of dollars)	June 30, 2026	December 31, 2025
Commitments to extend credit	$523,719	$510,977
Letters of credit	131	181
Total	$523,850	$511,158

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

Tax Credit Investments

The Company has invested capital in a limited partnership to obtain renewable energy tax credits generated by solar power projects. The following table summarizes the tax credit investment and equity investment as of June 30, 2026 and December 31, 2025:

(In thousands of dollars)	Balance Sheet Location	June 30, 2026	December 31, 2025
Carrying amount	Other assets	$1,491	$1,701
Amount of future funding commitments not included in carrying amount	N/A	5,468	1,193

The following table presents a summary of net provision to income tax expense from tax credit investments recognized in the provision for income taxes related to the recognition of tax credits, amortization, adjustments to taxes payable from flow-through losses, and changes in deferred tax items for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended		Six Months Ended
	Income Statement	June 30,		June 30,
(In thousands of dollars)	Location	2026	2025	2026	2025
Tax credits
Investment in solar tax credits	Income tax benefit	$(68)	$(499)	$(65)	$(437)

Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which could have a material adverse effect on the financial position or operating results of the Company.

NOTE 5 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding in-the-money stock warrants and options, as well as restricted stock units. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. For the three and six months ended June 30, 2026 and 2025, there were nil and 1,500 common shares, respectively, that were not included in the potentially dilutive common shares.

Net income per common share was calculated as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands of dollars except share and per share amounts)	2026	2025	2026	2025
Net income per share - basic computation:
Net income available to common shareholders	$7,333	$5,965	$13,662	$11,015
Average common shares outstanding - basic	12,001,385	10,277,721	11,991,951	10,275,436
Basic net income per share	$0.61	$0.58	$1.14	$1.07

Diluted net income per share computation:
Net income available to common shareholders	$7,333	$5,965	$13,662	$11,015
Average common shares outstanding - basic	12,001,385	10,277,721	11,991,951	10,275,436
Incremental shares from assumed conversions
Stock options	344,200	247,388	335,312	257,590
Restricted stock units	102,206	87,146	117,621	103,971
Average common shares outstanding - diluted	12,447,791	10,612,255	12,444,884	10,636,997
Diluted net income per share	$0.59	$0.57	$1.10	$1.04

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

Equity Securities — Equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. There were no equity securities held at June 30, 2026 and December 31, 2025.

Loans Held for Sale — Loans held for sale are comprised of loans originated for sale in the ordinary course of business and purchased with intent to sell through MBF. The fair value of loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as recurring Level 2. There were no loans held for sale requiring fair value adjustments at June 30, 2026 and December 31, 2025.

Collateral-Dependent Loans — The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered collateral-dependent and evaluated individually for impairment; an allowance for credit loss may be established for such loans. Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. If a loan is determined to be collateral-dependent, or if foreclosure is probable, the Company measures the net realizable value of the collateral (fair value less costs to sell) to determine the level of impairment for the loan. The valuation of collateral is supported by an appraisal, brokers price opinion, or other comparable market data. Otherwise, the Company performs a discounted cash flow analysis on the loan to determine the level of ACL needed. At June 30, 2026 and December 31, 2025, substantially all of the individually evaluated collateral-dependent loans were evaluated based upon the fair value of the collateral. Collateral-dependent loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at June 30, 2026 and December 31, 2025:

	June 30, 2026
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,911	$-	$5,911	$-
Municipal obligations	56,511	-	56,511	-
Mortgage-backed securities	204,531	-	204,531	-
Asset-backed securities	26,304	-	26,304	-
Corporate debt securities	55,325	-	55,325	-
Total	$348,582	$-	$348,582	$-
Other
Derivative assets	$5,561	$-	$5,561	$-

	December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,850	$-	$5,850	$-
Municipal obligations	58,642	-	58,642	-
Mortgage-backed securities	180,060	-	180,060	-
Asset-backed securities	27,000	-	27,000	-
Corporate debt securities	58,951	-	58,451	500
Total	$330,503	$-	$330,003	$500
Other
Derivative assets	$6,135	$-	$6,135	$-

The changes in Level 3 assets measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 are summarized as follows:

Corporate
(In thousands of dollars)	Debt Securities
Fair value, January 1, 2026	$500
Total net gains included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers into/out of Level 3	-
Fair value, June 30, 2026	$-

Fair value, January 1, 2025	500
Total net gains included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	-
Transfers into/out of Level 3	-
Fair value, December 31, 2025	$500

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

There were no Level 3 liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) for which a nonrecurring change in fair value has been recorded during the six months ended June 30, 2026 and the year ended December 31, 2025.

	June 30, 2026
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Repossessed assets	$620	$-	$-	$620
Collateral-dependent loans, net	17,393	-	-	17,393
Total	$18,013	$-	$-	$18,013

	December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Collateral-dependent loans, net	$17,997	$-	$-	$17,997
Total	$17,997	$-	$-	$17,997

There were no liabilities measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025.

The following tables present quantitative information about the unobservable inputs used in Level 3 fair value measurements at June 30, 2026 and December 31, 2025:

June 30, 2026	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Repossessed assets	$620	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%
Collateral-dependent loans, net	17,393	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

December 31, 2025	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Collateral-dependent loans, net	$17,997	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

Fair Value of Financial Instruments

The following tables include the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at June 30, 2026.

	June 30, 2026
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$34,222	$34,222	$34,222	$-	$-
Loans held for sale	223,112	223,112	-	223,112
Loans held for investment, net	1,685,553	1,666,173	-	-	1,666,173
Non-marketable equity securities	11,053	11,053	-	-	11,053
Financial Liabilities:
Deposits	2,047,671	1,912,777	-	1,912,777	-
Other borrowings	75,000	75,000	-	75,000	-

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

	December 31, 2025
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,767	$79,767	$79,767	$-	$-
Loans held for sale	170,933	170,933	-	170,933
Loans held for investment, net	1,598,572	1,565,718	-	-	1,565,718
Non-marketable equity securities	8,759	8,759	-	-	8,759
Financial Liabilities:
Deposits	1,987,684	1,884,592	-	1,884,592	-
Other borrowings	30,000	30,002	-	30,002	-

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The tables below presents the revenue streams within the scope of the standard and is followed by a description of each noninterest income revenue stream for the periods presented:

	Three Months Ended			Six Months Ended
	June 30, 2026			June 30, 2026
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$466	$466	$-	$922	$922
Income from mortgage originations	-	403	403	-	797	797
Gain on sale of government guaranteed loans	-	307	307	-	644	644
Interchange income and card fees	256	-	256	529	-	529
Service charges on deposit accounts	236	-	236	468	-	468
Other noninterest income	17	517	534	31	778	809
Total noninterest income	$509	$1,693	$2,202	$1,028	$3,141	$4,169

	Three Months Ended			Six Months Ended
	June 30, 2025			June 30, 2025
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$449	$449	$-	$889	$889
Income from mortgage originations	-	326	326	-	547	547
Gain on sale of government guaranteed loans	-	265	265	-	265	265
Interchange income and card fees	257	-	257	523	-	523
Service charges on deposit accounts	215	-	215	426	-	426
Other noninterest income	15	268	283	35	991	1,026
Total noninterest income	$487	$1,308	$1,795	$984	$2,692	$3,676

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The Company does not typically enter into long-term revenue contracts with customers. Therefore, the Company does not experience significant contract balances. As of June 30, 2026 and 2025, the Company did not have any significant contract balances.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. Rental expense recorded under short-term lease for the three months ended June 30, 2026 and 2025 was $6 thousand and $13 thousand, respectively. Rental expense recorded under short-term lease for the six months ended June 30, 2026 and 2025 was $11 thousand and $13 thousand, respectively. At June 30, 2026 and December 31, 2025, the Company had no leases classified as finance leases.

At June 30, 2026 and December 31, 2025, the Company had an operating lease right-of-use ("ROU") asset of $5.5 million and $3.9 million, respectively, and an operating lease liability of $6.9 million and $4.6 million, respectively. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Rental expense recorded under long-term leases for the three months ended June 30, 2026 and 2025 was $292 thousand and $263 thousand, respectively. Rental expense recorded under long-term leases for the six months ended June 30, 2026 and 2025 was $558 thousand and $553 thousand, respectively.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases were 5.94 years and 3.49%, respectively, at June 30, 2026.

A maturity analysis of the Company's operating lease liabilities and reconciliation of the undiscounted cash flows to the operating lease liability at June 30, 2026 is as follows (in thousands of dollars):

June 30, 2027	$1,232
June 30, 2028	1,386
June 30, 2029	1,274
June 30, 2030	1,217
June 30, 2031	1,154
Thereafter	1,493
Total undiscounted cash flows	7,756
Discount on cash flows	(819)
Total lease liability	$6,937

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The Company presents derivative position gross on the balance sheet. The following tables reflects the derivatives recorded on the balance sheet as of the dates indicated:

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
June 30, 2026	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$25,000	$3,044	$-	$-
Interest rate collars related to cash flow hedges	150,000	357	-	-
Interest rate swaps related to fair value hedges	25,535	2,160	-	-
Total		$5,561		$-

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
December 31, 2025	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$75,000	$2,931	$-	$-
Interest rate collars related to cash flow hedges	150,000	1,195	-	-
Interest rate swaps related to fair value hedges	25,535	2,009	-	-
Total		$6,135		$-

The Company did not have any derivatives that are not designated as hedges as of June 30, 2026 and December 31, 2025.

Fair Value Hedges

Fair value hedge interest rate swaps mature on various dates with a combined notional amount of $25.5 million at June 30, 2026 and December 31, 2025. The risk management objective with respect to the fair value hedges is to hedge the interest rate risk associated with longer duration municipal securities. These fair value hedges convert the fixed rates of the bonds to a floating leg of the overnight Secured Overnight Financing Rate ("Overnight SOFR") + 26.161 basis points. The hedges were determined to be effective during the periods presented. The Company expects these hedges to remain effective during the remaining term of the swap.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustment for the fair value hedges as of June 30, 2026 and December 31, 2025:

Cumulative Amount of Fair
Line Item in the			Value Hedging Adjustment
Balance Sheet in			Included in the Carrying
Which the Hedged	Carrying Amount		Amount of the
Item is Included	of the Hedged Assets		Hedged Assets
	June 30,	December 31,	June 30,	December 31,
(In thousands of dollars)	2026	2025	2026	2025
Securities available-for-sale	$23,537	$23,725	$(2,262)	$(2,109)

As of June 30, 2026 and December 31, 2025, the total notional amount of the pay-fixed/receive variable interest rate swap portfolio was $25.5 million. There were no hedging adjustments on the balances above for discontinued relationships.

The following table summarizes information about the interest rate swaps designated as fair value hedges at June 30, 2026:

(Dollars in thousands)
Notional amount of fair value hedges	$25,535
Weighted average maturity in years	3.49

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands of dollars)	2026	2025	2026	2025
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$122	$(380)	$151	$(891)
Change in fair value of hedged available-for-sale securities	$(123)	$388	$(153)	$907

The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Income and the location and amount of gain or (loss) recognized in income on fair value hedging relationships for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Interest Income	Interest Income	Interest Income	Interest Income
(In thousands of dollars)	(Offset to AOCI)	(Offset to AOCI)	(Offset to AOCI)	(Offset to AOCI)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$122	$(380)	$151	$(891)
Change in fair value of hedged available-for-sale securities	$(123)	$388	$(153)	$907

Cash Flow Hedges

A cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of June 30, 2026. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of USD-SOFR CME variable rate loans from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cashflow hedge, hedging the risk of changes in its cashflows when the contractually specified interest rate, currently USD-SOFR CME, settles between 3.25% to 1.00% and between 5.25% to 6.55%. The Company's interest receipts are being hedged for changes in the USD-SOFR CME rate. The hedging instrument includes a sold 1.00% floor to offset the asset’s embedded 1.00% floor. The offsetting higher 6.55% strike cap was included to ensure alignment with ASC 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate collar that matures on November 30, 2028 had a notional amount of $75.0 million as of June 30, 2026. The risk management objective with respect to this cash flow hedge is to hedge forecasted interest receipts indexed to the next $75.0 million of Prime rate assets from November 30, 2025 to November 30, 2028. The Company designates the $75.0 million interest rate collar (the hedging instrument) as a cash flow hedge, hedging the risk of changes in its cashflows if the contractually specified interest rate, currently Prime, settles between 6.50% to 4.25% and between 8.50% to 9.80%. The Company's interest receipts are being hedged for changes in the Prime rate. The SOFR hedging instrument includes a sold 1.00% SOFR floor to offset the Prime asset’s embedded 4.25% Prime floor. These strikes are arrived at by analysis showing a historically static spread of 325 basis points between SOFR and Prime indices and by which the interest rate derivatives market also uses in its construction of interest rate curves. The offsetting higher 6.55% SOFR strike cap (equivalent to a 9.80% Prime cap) was included to ensure alignment with 815-20-25-89(d) wherein the notional amount of the written option is not greater than the notional amount of the purchased component. This hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the option.

A cash flow hedge interest rate swap that matures on October 21, 2030 had a notional amount of $25.0 million as of June 30, 2026. The risk management objective with respect to the cash flow hedge is to hedge the risk of variability in the Company’s cash flows (future interest payments) attributable to changes in the 3-month LIBOR rate pertaining to fluctuations in market interest rates on $25.0 million of FHLBA, brokered certificates of deposit or other fixed rate advances for that period. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate 3-month FHLBA or another fixed rate advance every quarter from October 31, 2022 to October 21, 2030. After June 30, 2023, both LIBOR hedge and hedged item converted to Overnight SOFR as hedged item utilizes a benchmark rate component. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The tables below present the gains and (losses) recognized in accumulated other comprehensive income ("AOCI") and the location in the Consolidated Statements of Income of the gains and (losses) reclassified from other comprehensive income ("OCI") into earnings for derivatives designated as cash flow hedges for the periods indicated:

Three Months Ended June 30, 2026
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(196)	Effective portion	$179
Deferred tax	$(84)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(108)

Three Months Ended June 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$92	Effective portion	$312
Deferred tax	$28	Amount excluded from the assessment of effectiveness and amortized into earnings	$(308)

Six Months Ended June 30, 2026
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(239)	Effective portion	$364
Deferred tax	$(122)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(215)

Six Months Ended June 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(190)	Effective portion	$622
Deferred tax	$(104)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(482)

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

The following tables summarizes information about the interest rate swaps and option collar designated as a cash flow hedge at June 30, 2026:

(Dollars in thousands)
Notional Amount - Pay Fixed Swap	$25,000
Weighted average fixed pay rate	1.06%
Weighted average 3-month receive rate	3.90%
Weighted average maturity in years	4.31
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest expense	$591
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest expense	$187

(Dollars in thousands)
Notional Amount Collar	$150,000
Weighted average bought floor strike	3.25%
Weighted average sold floor strike	1.00%
Weighted average bought cap strike	6.55%
Weighted average sold cap strike	5.25%
Weighted average maturity in years	2.42
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest income	$330
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest income	$104

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2026 and 2025:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Three Months Ended June 30, 2026	Available-for-Sale	Cash Flow Hedges	Total
Beginning balance	$(13,878)	$2,054	$(11,824)
Other comprehensive income (loss) before reclassification, net of tax	1,617	(214)	1,403
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(54)	(54)
Net current period other comprehensive income (loss)	1,617	(268)	1,349
Ending balance	$(12,261)	$1,786	$(10,475)
Three Months Ended June 30, 2025
Beginning balance	$(16,719)	$2,508	$(14,211)
Other comprehensive income before reclassification, net of tax	933	91	1,024
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(3)	(3)
Net current period other comprehensive income	933	88	1,021
Ending balance	$(15,786)	$2,596	$(13,190)

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2026 and 2025:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Six Months Ended June 30, 2026	Available-for-Sale	Cash Flow Hedges	Total
Beginning balance	$(11,393)	$2,174	$(9,219)
Other comprehensive loss before reclassification, net of tax	(868)	(274)	(1,142)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(114)	(114)
Net current period other comprehensive loss	(868)	(388)	(1,256)
Ending balance	$(12,261)	$1,786	$(10,475)
Six Months Ended June 30, 2025
Beginning balance	$(18,713)	$2,926	$(15,787)
Other comprehensive income (loss) before reclassification, net of tax	2,927	(222)	2,705
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(108)	(108)
Net current period other comprehensive income (loss)	2,927	(330)	2,597
Ending balance	$(15,786)	$2,596	$(13,190)

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the three months ended June 30, 2026 and 2025:

	(In thousands of dollars)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Affected Line Item Where Net Income is Presented
Realized (gains) losses on cash flow hedges	$108	$308	Interest income - Loans held-for-investment
	(179)	(312)	Interest expense - Interest-bearing deposits
	17	1	Income tax provision
	$(54)	$(3)	Net loss

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the six months ended June 30, 2026 and 2025:

	(In thousands of dollars)
Details about Accumulated Other Comprehensive Income (Loss) Components	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Affected Line Item Where Net Income is Presented
Realized (gains) losses on cash flow hedges	$215	$482	Interest income - Loans held-for-investment
	(364)	(623)	Interest expense - Interest-bearing deposits
	35	33	Income tax provision
	$(114)	$(108)	Net loss

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

On July 20, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share on the Company’s common stock. The dividend is payable on August 27, 2026 to shareholders of record as of August 13, 2026.

The Company evaluated subsequent events through the date its financial statements were issued, and there were no other subsequent events requiring accrual or disclosure through August 7, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of financial condition and results of operations, also referred to hereafter as this MD&A, is to aid in understanding significant changes in the financial condition of CoastalSouth Bancshares, Inc. and our wholly owned subsidiary, Coastal States Bank, as of December 31, 2025 and June 30, 2026, and on our results of operations for the three and six months ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included on the Company’s 2025 Form 10-K and information presented elsewhere in this Quarterly Report on Form 10‑Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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
•
the impact of adverse developments, or actual or perceived instability, in the banking industry, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;
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
•
a breach in security of our information systems, including the occurrence of cyber-attack incidents or deficiencies in cyber security;
•
risks and costs related to the development and use of artificial intelligence in our industry and generally;
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

In addition, changes in market conditions may reduce the availability of quoted prices or observable date. See Note 6 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q, for a complete discussion of fair value of financial assets and liabilities and their related measurement practices.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and the six months ended June 30, 2026 and 2025. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of and for the Three Months Ended								As of and for the Six Months Ended
(dollars in thousands except	June 30,	March 31,		December 31,		September 30,		June 30,	June 30,		June 30,
per share amounts)	2026	2026		2025		2025		2025	2026		2025
Selected Operating Data:
Interest income	$33,558	$32,568		$33,006		$32,890		$31,793	$66,126		$61,817
Interest expense	12,893	12,824		13,143		13,700		13,715	25,717		26,980
Net interest income	20,665	19,744		19,863		19,190		18,078	40,409		34,837
Provision for credit losses	658	382		1,162		653		752	1,040		1,381
Noninterest income	2,202	1,967		2,295		2,100		1,795	4,169		3,676
Noninterest expense	13,374	13,044		12,262		11,856		12,092	26,418		23,511
Income tax expense	1,502	1,956		1,598		2,040		1,064	3,458		2,606
Net income	7,333	6,329		7,136		6,741		5,965	13,662		11,015
Share and Per Share Data:
Basic earnings per share	$0.61	$0.53		$0.60		$0.57		$0.58	$1.14		$1.07
Diluted earnings per share	$0.59	$0.51		$0.58		$0.54		$0.57	$1.10		$1.04
Dividends per share	$0.05	$0.05	$	n/a	$	n/a	$	n/a	$0.10	$	n/a
Book value per share	$22.47	$21.94		$21.66		$20.91		$20.37	$22.47		$20.37
Tangible book value per common share (1)	$22.06	$21.52		$21.25		$20.49		$19.88	$22.06		$19.88
Shares of common stock outstanding	12,003,040	11,985,414		11,980,412		11,978,921		10,278,921	12,003,040		10,278,921
Weighted average diluted shares outstanding	12,447,791	12,440,809		12,387,619		12,325,462		10,612,255	12,444,884		10,636,997
Selected Balance Sheet Data:
Total assets	$2,420,993	$2,348,547		$2,306,586		$2,255,389		$2,221,245	$2,420,993		$2,221,245
Securities available-for-sale, at fair value (2)	348,582	347,533		330,503		334,955		331,760	348,582		331,760
Gross loans held for investment	1,705,370	1,627,261		1,617,315		1,552,976		1,527,199	1,705,370		1,527,199
Loans held for sale	223,112	202,615		170,933		231,593		209,101	223,112		209,101
Allowance for credit losses	19,817	18,826		18,743		18,028		17,497	19,817		17,497
Goodwill and other intangible assets	6,246	6,243		6,262		6,186		6,190	6,246		6,190
Total deposits	2,047,671	2,057,144		1,987,684		1,949,672		1,968,301	2,047,671		1,968,301
Core deposits (3)	1,793,743	1,798,553		1,680,650		1,654,764		1,660,409	1,793,743		1,660,409
Other borrowings	75,000	-		30,000		25,000		14,753	75,000		14,753
Total shareholders' equity	269,703	262,923		259,529		250,438		209,365	269,703		209,365

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

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025	2026	2025
Performance Ratios:
Pre-tax pre-provision net revenue (PPNR) (4)	$9,493	$8,667	$9,896	$9,434	$7,781	$18,160	$15,002
Return on average assets (ROAA) (5)	1.24%	1.10%	1.24%	1.20%	1.09%	1.17%	1.03%
Return on average equity (5)	11.02	9.71	11.02	10.84	11.62	10.37	10.95
Return on average tangible common equity (ROATCE) (4)(5)	11.23	9.90	11.24	11.07	11.92	10.57	11.23
Dividend payout ratio	8.33	9.69	n/a	n/a	n/a	8.96	n/a
Net interest rate spread (5)(6)	2.97	2.89	2.87	2.84	2.76	2.93	2.72
Net interest margin (5)(7)	3.66	3.59	3.60	3.58	3.46	3.62	3.42
Efficiency ratio (8)	58.49	60.08	55.34	55.69	60.85	59.26	61.05
Noninterest income to average total assets (5)	0.37	0.34	0.40	0.37	0.33	0.36	0.34
Noninterest expense to average total assets (5)	2.27	2.27	2.13	2.11	2.21	2.27	2.20
Average interest-earning assets to average interest-bearing liabilities	130.15	129.61	130.41	129.16	126.50	129.88	126.41
Average equity to average total assets	11.29	11.34	11.22	11.08	9.37	11.32	9.41
Asset Quality Data:
Net charge-offs to average LHFI (5)	0.01%	0.01%	0.00%	0.03%	0.06%	0.01%	0.03%
Net charge-offs to total average loans (5)	0.01	0.01	0.00	0.03	0.05	0.01	0.03
Total allowance for credit losses to total LHFI	1.16	1.16	1.16	1.16	1.15	1.16	1.15
Total allowance for credit losses to total loans	1.03	1.03	1.05	1.01	1.01	1.03	1.01
Total allowance for credit losses to nonperforming loans	108.16	103.54	102.39	127.03	118.99	108.16	118.99
Nonperforming loans to gross LHFI	1.07	1.12	1.13	0.91	0.96	1.07	0.96
Nonperforming assets to total assets	0.76	0.77	0.79	0.63	0.66	0.76	0.66
Adjusted nonperforming assets to total assets (4)	0.61	0.62	0.62	0.43	0.46	0.61	0.46
Balance Sheet Ratios:
Loan-to-deposit ratio	94.18%	88.95%	89.97%	91.53%	88.21%	94.18%	88.21%
Noninterest bearing deposits to total deposits	17.38	15.12	15.71	16.08	15.92	17.38	15.92
Capital Ratios:
Total shareholders' equity to total assets	11.14%	11.20%	11.25%	11.10%	9.43%	11.14%	9.43%
Tangible common equity to tangible assets (9)	10.96	11.01	11.06	10.91	9.22	10.96	9.22
Tier 1 leverage ratio (10)	11.12	11.21	11.18	11.15	10.22	11.12	10.22
Common equity tier 1 ratio (10)	12.30	12.19	12.30	11.94	11.09	12.30	11.09
Tier 1 risk-based capital ratio (10)	12.30	12.19	12.30	11.94	11.09	12.30	11.09
Total risk-based capital ratio (10)	13.39	13.25	13.31	12.90	12.04	13.39	12.04
Other:
Number of branches	11	11	11	11	11	11	11
Number of full-time equivalent employees	201	201	196	194	188	201	183

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

(10) Ratios are for Coastal States Bank only.

Results of Operations — Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following discussion of our results of operations compares the three months ended June 30, 2026 and 2025. We reported net income for the three months ended June 30, 2026 of $7.3 million compared to net income of approximately $6.0 million for the three months ended June 30, 2025. The increase of approximately $1.4 million was principally attributable to a higher net interest income, offset by higher noninterest expense, primarily salaries and employee benefits.

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

	For the Three Months Ended June 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$23,889	$121	2.03%	$20,762	$111	2.14%
Federal funds sold	44,172	409	3.71	62,656	698	4.47
Investment securities	358,658	3,892	4.35	338,635	3,875	4.59
Loans:
Loans held for sale	170,135	3,162	7.45	167,617	3,296	7.89
Gross loans held for investment	1,668,045	25,974	6.25	1,506,211	23,813	6.34
Total earning assets	2,264,899	33,558	5.94	2,095,881	31,793	6.08
Noninterest-earning assets	99,535			100,835
Total assets	$2,364,434			$2,196,716
Interest-bearing liabilities:
Demand deposits	$210,232	$463	0.88%	$198,932	$360	0.73%
Money market deposits	740,865	5,430	2.94	593,873	4,684	3.16
Savings deposits	35,669	49	0.55	35,266	44	0.50
Time deposits	717,261	6,603	3.69	798,344	8,163	4.10
Total interest-bearing deposits	1,704,027	12,545	2.95	1,626,415	13,251	3.27
Borrowings	36,209	348	3.85	30,452	464	6.11
Total interest-bearing liabilities	$1,740,236	$12,893	2.97%	$1,656,867	$13,715	3.32%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$328,644			$306,330
Other noninterest-bearing liabilities	28,580			27,682
Total noninterest-bearing liabilities	357,224			334,012
Shareholders' equity	266,974			205,837
Total liabilities and shareholders' equity	$2,364,434			$2,196,716
Net interest income		$20,665			$18,078
Net interest spread			2.97%			2.76%
Net interest margin			3.66%			3.46%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing interest rates and volumes on our net interest income during the periods indicated. The information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volumes and rate have been allocated to volume.

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$57	$(47)	$10
Federal funds sold	656	(945)	(289)
Investment securities	1,642	(1,625)	17
Loans:
Loans held for sale	1,316	(1,450)	(134)
Gross loans held for investment	5,041	(2,880)	2,161
Total earning assets	$8,712	$(6,947)	$1,765
Interest-bearing liabilities:
Demand deposits	$(524)	$627	$103
Money market deposits	3,359	(2,613)	746
Savings deposits	(31)	36	5
Time deposits	4,966	(6,526)	(1,560)
Total interest-bearing deposits	$7,770	$(8,476)	$(706)
Borrowings	1,258	(1,374)	(116)
Total interest-bearing liabilities	$9,028	$(9,850)	$(822)
Net interest income	$(316)	$2,903	$2,587

Net interest income for the three months ended June 30, 2026 was $20.7 million compared to $18.1 million for the three months ended June 30, 2025, an increase of $2.6 million, or 14.3%. This increase was primarily due to an increase in the average balance of our total interest-earning assets coupled with a decrease in the average rate paid on interest-bearing liabilities. The increase in the average balance for the interest-earning assets was primarily due to an increase in average loans outstanding and investment securities; offset by a net decrease in other categories, primarily federal funds sold. The yield on total earning assets and interest-bearing liabilities decreased by 14 and 35 basis points, respectively, during the same period.

Total interest income for the three months ended June 30, 2026 was $33.6 million compared to $31.8 million for the three months ended June 30, 2025, an increase of $1.8 million, or 5.6%. This increase was primarily due to growth in our loan portfolios, notwithstanding lower yields; offset by a modest net decrease in other categories, primarily federal funds sold.

Interest and fees on LHFI were $26.0 million for the three months ended June 30, 2026 compared to $23.8 million for the three months ended June 30, 2025, an increase of $2.2 million, or 9.1%. This increase was primarily attributable to an increase in average LHFI of $161.8 million, or 10.7%, despite a decrease in yield. The yield on gross LHFI decreased by 9 basis points compared to the same period in 2025. Interest and fees on LHFS were $3.2 million for the three months ended June 30, 2026 compared to $3.3 million for the three months ended June 30, 2025. This decrease was primarily due to a decreased yield by 43 basis points, notwithstanding an increase in the average balance of LHFS outstanding compared to the same period in 2025.

Interest income on investment securities remained flat at $3.9 million for the three months ended June 30, 2026 and 2025. Investment securities average balance increased by $20.0 million, notwithstanding a 24 basis points decrease in yield during the period.

Interest expense for the three months ended June 30, 2026 was $12.9 million compared to $13.7 million for the three months ended June 30, 2025, a decrease of $822 thousand, or 6.0%. This decrease was primarily driven by lower average time deposits, coupled with a 35 basis point decrease in the average cost of overall total interest-bearing liabilities, primarily in borrowings, due to the payoff of the Company's subordinated debt during the third quarter of 2025, and money market and time deposit accounts, as rates continues to align with the market.

Net interest margin for the three months ended June 30, 2026 and 2025 was 3.66% and 3.46%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to a combination of average total earning assets growth and a decrease in yield for average total interest-bearing liabilities. Average earning assets for the three months ended June 30, 2026 increased by $169.0 million compared to the three months ended June 30, 2025, principally due to growth of our loan portfolios. Average interest-bearing liabilities for the three months ended June 30, 2026 increased by $83.4 million compared to the three months ended June 30, 2025, driven by growth in average interest-bearing deposits, primarily money market and demand deposits accounts; offset by a net decrease in other interest-bearing liabilities categories, primarily time deposits.

Provision for Credit Losses

Provision for credit losses for the three months ended June 30, 2026 was $658 thousand compared to $752 thousand for the three months ended June 30, 2025, a decrease of $94 thousand or 12.5%. This decrease was primarily due to higher loan production during the three months ended June 30, 2025, compared to the three months ended June 30, 2026, offset by a change to individual loan reserves and updates to loss rates and economic scenarios between the comparative periods. Our allowance for credit losses as a percentage of gross LHFI was 1.16% and 1.15% at June 30, 2026 and 2025, respectively.

Noninterest Income

Noninterest income for the three months ended June 30, 2026 was approximately $2.2 million, an increase of $407 thousand or 22.7%, compared to approximately $1.8 million for the three months ended June 30, 2025. This increase was principally across the board, but mostly in other noninterest income.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$466	$449	$17	3.8%
Income from mortgage originations	403	326	77	23.6
Gain on sale of government guaranteed loans	307	265	42	15.8
Interchange and card fee income	256	257	(1)	(0.4)
Service charges on deposit accounts	236	215	21	9.8
Other noninterest income	534	283	251	88.7
Total noninterest income	$2,202	$1,795	$407	22.7%

Mortgage banking related income increased by $77 thousand to $403 thousand for the three months ended June 30, 2026 compared to $326 thousand for the three months ended June 30, 2025. This increase was primarily due to higher secondary market mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees.

Gain on sale of GGL increased by $42 thousand for the three months ended June 30, 2026 compared to $265 thousand for the three months ended June 30, 2025. The Company's gain on the sale of GGL volume increases or decreases based on the attractiveness of market premiums and the amount of inventory of loans that are saleable.

Other noninterest income increased by $251 thousand to $534 thousand for the three months ended June 30, 2026 compared to $283 thousand for the three months ended June 30, 2025. This increase was primarily due to gain on sale of other loans, coupled with a net increase in other categories within other noninterest income.

Changes to income from bank-owned life insurance policies ("BOLI"), interchange and card fee income, and service charges on deposit accounts remained fairly comparable between three months ended June 30, 2026 and three months ended June 30, 2025.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2026 was $13.4 million compared to $12.1 million for the three months ended June 30, 2025, an increase of $1.3 million, or 10.6%. This increase was primarily in salaries and employee benefits, offset by a net decrease in all other noninterest expense categories, primarily other professional services.

The following table sets forth the major components of our noninterest expense for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$8,314	$6,997	$1,317	18.8%
Occupancy and equipment	875	814	61	7.5
Software and other technology expense	861	719	142	19.7
Other professional services	632	973	(341)	(35.0)
Data processing	682	652	30	4.6
Regulatory assessment	308	344	(36)	(10.5)
Marketing and advertising	276	269	7	2.6
Other noninterest expense	1,426	1,324	102	7.7
Total noninterest expense	$13,374	$12,092	$1,282	10.6%

Salaries and employee benefits expense for the three months ended June 30, 2026 was $8.3 million compared to $7.0 million for the three months ended June 30, 2025, an increase of $1.3 million, or 18.8%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals coupled with annual merit increases. The average number of full-time equivalent employees was 201 for the three months ended June 30, 2026 compared to 188 for three months ended June 30, 2025.

Occupancy and equipment expense for the three months ended June 30, 2026 was $875 thousand compared to $814 thousand for the three months ended June 30, 2025, an increase of $61 thousand, or 7.5%. This increase was primarily due to new leases and rental increases, property taxes and depreciation, and upkeep related to the properties.

Software and technology expense for the three months ended June 30, 2026 was $861 thousand compared to $719 thousand for the three months ended June 30, 2025, an increase of $142 thousand, or 19.7%. This expense was primarily comprised of our information technology services, software licenses and maintenance and commensurate with the Company's growth.

Other professional services expense for the three months ended June 30, 2026 was $632 thousand compared to $973 thousand for the three months ended June 30, 2025, a decrease of $341 thousand, or 35.0%. This decrease was across multiple categories, primarily due to lower recruiting fees, loan collection related expense, and consultant fees; offset by a net increase in other categories, primarily legal fees expense.

Marketing and advertising expense for the three months ended June 30, 2026 was $276 thousand compared to $269 thousand for the three months ended June 30, 2025. Marketing and advertising costs are associated with digital advertising, mailings, and sponsorship. Marketing and advertising expense is included in Other noninterest expenses in our Company’s Consolidated Statements of Income.

Other noninterest expense, excluding marketing and advertising expense, for the three months ended June 30, 2026 were $1.4 million compared to $1.3 million for the three months ended June 30, 2025, an increase of $102 thousand, or 7.7%. This increase was primarily attributable to increases in general administrative expense and other loan expense; offset primarily by decreases in Board of Directors fees, coupled with a net decrease in other noninterest expense categories. Included in other noninterest expense for the three months ended June 30, 2026 and 2025 were directors’ fees of $113 thousand and $176 thousand, respectively.

Changes to data processing expense, and FDIC insurance and regulatory assessment expense remained relatively comparable between the three months ended June 30, 2026 and 2025.

Income Tax Expense

Income tax expense for the three months ended June 30, 2026 and 2025 was $1.5 million and $1.1 million, respectively. Effective tax rates were 17.0% and 15.1% for the three months ended June 30, 2026 and 2025, respectively. The increase in effective tax rate was primarily due to varying amounts of tax credits recognized in the comparative periods.

Results of Operations — Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

The following discussion of our results of operations compares the six months ended June 30, 2026 and 2025. We reported net income for the six months ended June 30, 2026 of $13.7 million compared to net income of $11.0 million for the six months ended June 30, 2025. The increase of $2.6 million was primarily due to growth of our net interest income as a result of an overall better performance during the six months ended June 30, 2026; offset by an increase in noninterest expense that was commensurate with our strategic growth.

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

	For the Six Months Ended June 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$24,353	$246	2.04%	$21,738	$246	2.28%
Federal funds sold	64,950	1,201	3.73	75,496	1,661	4.44
Investment securities	351,256	7,503	4.31	336,954	7,675	4.59
Loans:
Loans held for sale	164,398	6,077	7.45	152,318	6,115	8.10
Gross loans held for investment	1,643,310	51,099	6.27	1,467,523	46,120	6.34
Total earning assets	2,248,267	66,126	5.93	2,054,029	61,817	6.07
Noninterest-earning assets	98,727			101,048
Total assets	$2,346,994			$2,155,077
Interest-bearing liabilities:
Demand deposits	$212,947	$971	0.92%	$197,485	$693	0.71%
Money market deposits	712,173	10,352	2.93	577,557	9,022	3.15
Savings deposits	35,291	95	0.54	35,203	87	0.50
Time deposits	740,134	13,719	3.74	786,554	16,279	4.17
Total interest-bearing deposits	1,700,545	25,137	2.98	1,596,799	26,081	3.29
Borrowings	30,470	580	3.84	28,121	899	6.45
Total interest-bearing liabilities	$1,731,015	$25,717	3.00%	$1,624,920	$26,980	3.35%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$321,871			$299,895
Other noninterest-bearing liabilities	28,497			27,445
Total noninterest-bearing liabilities	350,368			327,340
Shareholders' equity	265,611			202,817
Total liabilities and shareholders' equity	$2,346,994			$2,155,077
Net interest income		$40,409			$34,837
Net interest spread			2.93%			2.72%
Net interest margin			3.62%			3.42%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following tables set forth the effects of changing interest rates and volumes on our net interest income during the periods indicated. The information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volumes and rate have been allocated to volume.

	Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$107	$(107)	$-
Federal funds sold	609	(1,069)	(460)
Investment securities	1,754	(1,926)	(172)
Loans:
Loans held for sale	1,916	(1,954)	(38)
Gross loans held for investment	6,944	(1,965)	4,979
Total earning assets	$11,330	$(7,021)	$4,309
Interest-bearing liabilities:
Demand deposits	$(559)	$837	$278
Money market deposits	3,858	(2,528)	1,330
Savings deposits	(23)	31	8
Time deposits	4,295	(6,855)	(2,560)
Total interest-bearing deposits	$7,571	$(8,515)	$(944)
Borrowings	1,148	(1,467)	(319)
Total interest-bearing liabilities	$8,719	$(9,982)	$(1,263)
Net interest income	$2,611	$2,961	$5,572

Net interest income for the six months ended June 30, 2026 was $40.4 million compared to $34.8 million for the six months ended June 30, 2025, an increase of $5.6 million, or 16.0%. This increase was primarily due to an increase in the average balance of our total interest-earning assets while the yield decreased at a lower rate compared with the decrease in the average rate paid on interest-bearing liabilities despite growth in average interest-bearing liabilities. The increase in the average balance for the total interest-earning assets was primarily due to an increase in average loans outstanding. The yield on total earning assets and interest-bearing liabilities decreased by 14 and 35 basis points, respectively, during the same period.

Total interest income for the six months ended June 30, 2026 was $66.1 million compared to $61.8 million for the six months ended June 30, 2025, an increase of $4.3 million, or 7.0%. This increase was primarily due to growth in our average total earning assets by $194.2 million principally in the average loans portfolio, notwithstanding a decrease in yields by 14 basis points from the comparable period.

Interest and fees on LHFI were $51.1 million for the six months ended June 30, 2026 compared to $46.1 million for the six months ended June 30, 2025, an increase of approximately $5.0 million, or 10.8%. This increase was primarily attributable to growth of average LHFI which grew by $175.8 million, notwithstanding the yield decrease by 7 basis points compared to the same period last year. Interest and fees on LHFS remained flat at approximately $6.1 million for the six months ended June 30, 2026 and 2025, notwithstanding a decrease in yields by 65 basis points.

Interest income on investment securities was $7.5 million for the six months ended June 30, 2026 compared to $7.7 million for the six months ended June 30, 2025, a decrease of $172 thousand, or 2.2%. This decrease was primarily driven by the yield on investment securities decreasing by 28 basis points, notwithstanding an increase in the average balance by $14.3 million.

Interest expense for the six months ended June 30, 2026 was $25.7 million compared to approximately $27.0 million for the six months ended June 30, 2025, a decrease of approximately $1.3 million, or 4.7%. This decrease was primarily attributable to a 35 basis point decrease in the average yield on overall total interest-bearing liabilities, primarily in money market and time deposits accounts, due to rates adjustments, coupled with a decrease in yield for the borrowings. Average borrowings outstanding increased from June 30, 2025 to June 30, 2026 by $2.3 million, or 8.4%, while the yield decreased by 261 basis points, primarily due to the repayment of the Company's subordinated debt during the third quarter of 2025.

Net interest margin for the six months ended June 30, 2026 and 2025 was 3.62% and 3.42%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to a 35 basis points decrease in the rate on interest-bearing liabilities, partially offset by a 14 basis points decrease in total earning yield.

Provision for Credit Losses

Provision for credit losses for the six months ended June 30, 2026 was $1.0 million compared to $1.4 million for the six months ended June 30, 2025, a decrease of $341 thousand. This decrease was primarily attributable to higher loan volume during the six months ended June 30, 2025 and an increase in reserves of individually analyzed collateral-dependent loans, offset by other changes in loss rates for the six months ended June 30, 2025. Our allowance for credit losses as a percentage of gross LHFI at June 30, 2026 and 2025 was 1.16% and 1.15%, respectively.

Noninterest Income

Noninterest income for the six months ended June 30, 2026 was $4.2 million, an increase of $493 thousand or 13.4%, compared to $3.7 million for the six months ended June 30, 2025. This increase was across multiple categories, primarily gain on sale of GGL and income from mortgage originations, offset by a decrease in other noninterest income.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$922	$889	$33	3.7%
Income from mortgage originations	797	547	250	45.7
Gain on sale of government guaranteed loans	644	265	379	143.0
Interchange and card fee income	529	523	6	1.1
Service charges on deposit accounts	468	426	42	9.9
Other noninterest income	809	1,026	(217)	(21.2)
Total noninterest income	$4,169	$3,676	$493	13.4%

Mortgage banking related income increased by $250 thousand to $797 thousand for the six months ended June 30, 2026 compared to $547 thousand for the six months ended June 30, 2025. This increase was primarily due to higher revenue from mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees, albeit slightly lower secondary market volume.

Gain on sale of GGL increased by $379 thousand to $644 thousand for the six months ended June 30, 2026 compared to $265 thousand for the same period during 2025. The Company's gain on the sale of GGL volume increases or decreases based on the attractiveness of market premiums and the amount of inventory of loans that are saleable.

Other noninterest income decreased by $217 thousand to $809 thousand for the six months ended June 30, 2026 compared to approximately $1.0 million for the six months ended June 30, 2025. This decrease was primarily due to a previously disclosed nonrecurring $438 thousand of income recognized from a Small Business Investment Company ("SBIC") partnership investment related to the sale of one of the fund's underlying investments during 2025; offset by a net increase in other noninterest income, primarily gain on sale of other loans. Apart from this SBIC partnership related income, the largest component of other non-interest income generally consists of SBA loan servicing fees. SBA loan servicing fees increased by $43 thousand during the six months ended June 30, 2026 compared to the same period in 2025.

Changes to BOLI income, interchange and card fee income, and Service charges on deposit accounts remained relatively comparable between the six months ended June 30, 2026 and 2025.

Noninterest Expense

Noninterest expense for the six months ended June 30, 2026 was $26.4 million compared to $23.5 million for the six months ended June 30, 2025, an increase of $2.9 million, or 12.4%. This increase was across multiple noninterest expense categories but primarily in salaries and employee benefits, due to Company's growth and compensation adjustments; offset by a net decrease in other categories, primarily other professional services.

The following table sets forth the major components of our noninterest expense for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$16,360	$13,691	$2,669	19.5%
Occupancy and equipment	1,761	1,602	159	9.9
Software and other technology expense	1,687	1,422	265	18.6
Other professional services	1,227	1,666	(439)	(26.4)
Data processing	1,337	1,277	60	4.7
Regulatory assessment	679	705	(26)	(3.7)
Marketing and advertising	555	502	53	10.6
Other noninterest expense	2,812	2,646	166	6.3
Total noninterest expense	$26,418	$23,511	$2,907	12.4%

Salaries and employee benefits expense for the six months ended June 30, 2026 was $16.4 million compared to $13.7 million for the six months ended June 30, 2025, an increase of approximately $2.7 million, or 19.5%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals and annual salary adjustments. The average number of full-time equivalent employees was 201 for the six months ended June 30, 2026 compared to 183 for the six months ended June 30, 2025.

Occupancy and equipment expense for the six months ended June 30, 2026 was $1.8 million compared to $1.6 million for the six months ended June 30, 2025, an increase of approximately $159 thousand, or 9.9%. This increase was primarily due to new leases and rental increases, property taxes and depreciation, and upkeep related to the properties.

Software and technology expense for the six months ended June 30, 2026 was $1.7 million compared to $1.4 million for the six months ended June 30, 2025, an increase of $265 thousand, or 18.6%. This expense primarily comprised information technology services, software licenses and maintenance and was generally commensurate with the Company's growth.

Other professional services expense for the six months ended June 30, 2026 was $1.2 million compared to $1.7 million for the six months ended June 30, 2025, a decrease of $439 thousand, or 26.4%. This decrease was primarily in loan-collection-related expenses and employees recruiting fees; offset by a net increase in other categories, principally legal fees.

Data processing expense for the six months ended June 30, 2026 was approximately $1.3 million similar to approximately $1.3 million for the six months ended June 30, 2025, an increase of $60 thousand, or 4.7%. The increase in data processing expense was in line with the Company's increased wire and account processing volumes and other processing costs that were commensurate with growth, generally.

FDIC insurance and regulatory assessment expense for the six months ended June 30, 2026 was $679 thousand compared to $705 thousand for the six months ended June 30, 2025, a decrease of $26 thousand, or 3.7%. This decrease was primarily attributable to changes in asset mix and asset growth rates from 2025 to 2026.

Marketing and advertising expense for the six months ended June 30, 2026 was $555 thousand compared to $502 thousand for the six months ended June 30, 2025, an increase of $53 thousand, or 10.6%. This increase was primarily attributable to higher marketing and advertising costs associated with increased digital advertising, mailings, and sponsorships during 2026. Marketing and advertising expense is included in other noninterest expenses in our Company’s Consolidated Statements of Income.

Other noninterest expense, excluding marketing and advertising expense, for the six months ended June 30, 2026 were $2.8 million compared to $2.6 million for the six months ended June 30, 2025, an increase of $166 thousand, or 6.3%. This increase was across multiple categories but primarily was attributable to increases in general and administrative expense and other loan expense; offset by a net decrease in other noninterest categories, primarily board of directors fees and OREO writedowns. Included in other noninterest expenses for the six months ended June 30, 2026 and 2025 were directors’ fees paid in cash of $269 thousand and $351 thousand, respectively.

Income Tax Expense

Income tax expense for the six months ended June 30, 2026 and 2025 was $3.5 million and $2.6 million, respectively. Effective tax rates were 20.2% and 19.1% for the six months ended June 30, 2026 and 2025, respectively. The increase in effective tax rate was primarily due to varying amounts of tax credits recognized in the comparative periods. We carried a net deferred tax asset of $15.7 million  and $17.2 million at June 30, 2026 and 2025, respectively.

Financial Condition

Total Assets

Total assets increased $114.4 million, or 5.0%, to $2.42 billion at June 30, 2026 compared to $2.31 billion at December 31, 2025. The increasing trend in total assets was primarily attributable to continued growth of our loan portfolio.

Loans

Loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other category of assets.

Average loans, including both LHFI and LHFS, were 80.4% and 79.8% of average earning assets as of June 30, 2026 and December 31, 2025, respectively. Therefore, the quality and diversification of our loan portfolio is an important consideration when reviewing our financial condition. The Company has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan and applies these procedures in a disciplined manner. Total gross loans of $1.93 billion at June 30, 2026 represent an increase of $140.2 million or 7.8% as compared to December 31, 2025.

LHFS are primarily comprised of loans acquired through mortgage warehouse lending activities through our MBF division. We act as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. Additionally, we sell other types of loans, such as GGL or marine loans, through the normal course of business; when the Company has the intent to sell these loans, they are transferred from LHFI to LHFS. LHFS at June 30, 2026 were $223.1 million compared to $170.9 million at December 31, 2025. The growth in LHFS was due to increased mortgage refinance volume and growth in MBF customers that originate higher volumes of loans.

Gross LHFI increased $88.1 million, or 5.4%, to approximately $1.71 billion as of June 30, 2026 compared to $1.62 billion at December 31, 2025. There was a higher market demand for our ADC and owner-occupied CRE loans during the six months ended June 30, 2026 from December 31, 2025 as the Company experienced strong loan demand and continues to close many deals in the pipeline.

The Company engages in a full complement of lending activities, including CRE loans, construction loans, C&I, and consumer purpose loans. Our loan portfolio has concentrations of over 10% of LHFI in income producing CRE, senior housing, marine vessels loans, and residential mortgages with the remaining balance in other categories within commercial and retail loans categories. The Bank's ratio of commercial real estate loans, excluding owner-occupied loans, to total regulatory capital was 238.0% and 230.0% as of June 30, 2026 and December 31, 2025, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial loans
Acquisition, development, and construction	$144,436	8.5%	$119,352	7.4%
Income producing CRE	416,965	24.5	378,179	23.4
Owner-occupied CRE	127,285	7.5	92,787	5.7
Senior housing	248,282	14.5	259,529	16.0
Commercial and industrial	139,313	8.1	145,380	9.0
Total commercial loans	$1,076,281	63.1%	$995,227	61.5%
Retail loans
Marine vessels	$313,230	18.4%	$312,096	19.3%
Residential mortgages	202,768	11.9	199,991	12.4
Cash value life insurance LOC	89,305	5.2	87,172	5.4
Other consumer	23,786	1.4	22,829	1.4
Total retail loans	$629,089	36.9%	$622,088	38.5%
Gross loans held for investment	$1,705,370	100.0%	$1,617,315	100.0%
Allowance for credit losses	(19,817)		(18,743)
Total loans held for investment, net	$1,685,553		$1,598,572

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

The following table present the maturity distribution of our loans as of June 30, 2026. The tables show the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates:

	As of June 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$667	$62,602	$95	$73,331	$2,625	$2,072	$-	$3,044	$144,436
Income producing CRE	90,297	22,500	99,151	140,948	12,029	31,499	1,118	19,423	416,965
Owner-occupied CRE	12,284	727	46,383	5,163	4,565	31,907	1,221	25,035	127,285
Senior housing	948	71,373	6,467	169,494	-	-	-	-	248,282
Commercial and industrial	4,976	27,865	32,515	22,950	27,205	23,192	4	606	139,313
Total commercial loans	$109,172	$185,067	$184,611	$411,886	$46,424	$88,670	$2,343	$48,108	$1,076,281
Retail loans
Marine vessels	$4,404	$-	$13	$-	$34,763	$536	$251,874	$21,640	$313,230
Residential mortgages	5,858	541	4,277	4,103	10,197	7,271	96,787	73,734	202,768
Cash value life insurance LOC	-	20,764	-	68,533	-	8	-	-	89,305
Other consumer	442	64	1,263	2	9,537	87	12,073	318	23,786
Total retail loans	$10,704	$21,369	$5,553	$72,638	$54,497	$7,902	$360,734	$95,692	$629,089
Gross loans held for investment	$119,876	$206,436	$190,164	$484,524	$100,921	$96,572	$363,077	$143,800	$1,705,370

The following is a discussion of the Company's segments and classes of LHFI:

Commercial Loans

As of June 30, 2026, our commercial loan portfolio comprised of approximately $1.08 billion or 63.1%, of loans, compared to $995.2 million, or 61.5% of loans, as of December 31, 2025. Our total commercial loan balances increased by $81.1 million, or 8.1% at June 30, 2026 compared to December 31, 2025.

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

The following table presents the balance and associated percentage of each category in our ADC loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
ADC Loans by Type
Residential Builder	$65,667	45.5%	$51,324	43.0%
Multifamily	26,138	18.1	20,886	17.5
Office	-	0.0	904	0.8
Retail	5,318	3.6	666	0.5
Hospitality	9,469	6.6	3,255	2.7
Other	37,844	26.2	42,317	35.5
Total ADC loans	$144,436	100.0%	$119,352	100.0%

As of June 30, 2026, our ADC loans comprised of $144.4 million, or 8.5%, of loans, compared to $119.4 million, or 7.4% of loans, as of December 31, 2025. Our ADC loans balances increased $25.1 million or 21.0% since December 31, 2025 due to continued demand of the ADC loans in our markets.

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

The following table presents the balance and associated percentage of each category in our income producing CRE loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Income Producing CRE by Type
Hospitality	$157,311	37.7%	$146,540	38.8%
Retail	75,162	18.0	77,586	20.5
Office	32,272	7.7	28,100	7.4
Multifamily	54,120	13.0	41,682	11.0
Industrial	10,355	2.5	5,442	1.4
Restaurant	14,860	3.6	9,909	2.6
Medical	1,617	0.4	1,644	0.5
Other	71,268	17.1	67,276	17.8
Total income producing CRE loans	$416,965	100.0%	$378,179	100.0%

As of June 30, 2026, our income producing CRE loans comprised of $417.0 million, or 24.5%, of loans, compared to $378.2 million, or 23.4% of loans, as of December 31, 2025. The weighted average original or renewal loan-to-value ("LTV") of income producing CRE loans with an outstanding balance of greater than $500 thousand, which makes up 97.4% and 96.8% of the income producing CRE balances was 60.1% and 59.7% as of June 30, 2026 and December 31, 2025, respectively. Our income producing CRE loans balances increased $38.8 million, or 10.3% since December 31, 2025 as the demand improved for this loan type.

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

The following table presents the balance and associated percentage of each category in our owner-occupied CRE loan portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Owner-occupied CRE by Type
Office	$17,443	13.7%	$11,903	12.8%
Restaurant	22,258	17.5	22,275	24.0
Medical	6,539	5.1	6,911	7.5
Retail	3,191	2.5	3,254	3.5
Industrial	9,904	7.8	8,972	9.7
Other	67,950	53.4	39,472	42.5
Total owner-occupied CRE loans	$127,285	100.0%	$92,787	100.0%

As of June 30, 2026, our owner-occupied CRE loans comprised of $127.3 million, or 7.5%, of loans, compared to $92.8 million, or 5.7% of loans, as of December 31, 2025. The weighted average original or renewal LTV of owner-occupied CRE loans with an outstanding balance of greater than $500 thousand, which makes up 81.9% and 74.0% of the owner-occupied CRE loans was 70.3% and 74.9% as of June 30, 2026 and December 31, 2025, respectively. Our owner-occupied CRE loans balances increased $34.5 million or 37.2% since December 31, 2025 but the competition remains fierce for this loan type.

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

The following table presents the balance and associated percentage of each category in our senior housing loans portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Senior housing loans by Type
Independent living communities	$44,994	18.1%	$51,032	19.7%
Assisted living and memory care facilities	203,288	81.9	205,406	79.1
Nursing homes or skilled nursing facilities	-	0.0	3,091	1.2
Total senior housing loans	$248,282	100.0%	$259,529	100.0%

As of June 30, 2026, our senior housing loans comprised of $248.3 million or 14.5%, of loans, compared to $259.5 million, or 16.0% of loans as of December 31, 2025. The weighted average original or renewal LTV of senior housing loans was 61.6% and 52.8% as of June 30, 2026 and December 31, 2025, respectively. Our senior housing loans were comprised of 56.0% owner-occupied CRE, 42.2% non-owner occupied CRE and 1.8% construction loans as of June 30, 2026, and were comprised of 50.4% owner-occupied CRE, 41.9% non-owner occupied CRE and 7.7% construction loans at December 31, 2025. Our senior housing loans balances decreased $11.2 million or 4.3% since December 31, 2025 as the Company continues monitoring its concentration of senior housing loans.

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

As of June 30, 2026, our C&I loans comprised of $139.3 million, or 8.1% of loans, compared to $145.4 million, or 9.0% of loans, as of December 31, 2025. Our C&I loans balances decreased by $6.1 million or 4.2% since December 31, 2025 due to lower production.

Retail Loans

As of June 30, 2026, our total retail loans comprised of $629.1 million, or 36.9% of loans, compared to $622.1 million, or 38.5% of loans, as of December 31, 2025. Our total retail loans balances increased $7.0 million or 1.1% since December 31, 2025 due to a modest increase in production and demand across the board for our retail products.

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

As of June 30, 2026, our residential mortgage loans comprised of $202.8 million, or 11.9% of loans, compared to $200.0 million, or 12.4% of loans, as of December 31, 2025. Our residential mortgage loans balances increased modestly by $2.8 million or 1.4% since December 31, 2025 due to continued demand for our residential mortgage products.

During the six months ended June 30, 2026, we originated $28.0 million and sold $17.7 million in home mortgage loans. During the year ended December 31, 2025, we originated $93.3 million and sold $46.6 million in home mortgage loans.

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or other marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk of repayment can increase due to changes in economic cycles, pandemics, government regulation, natural disasters, or theft of marine vessels.

As of June 30, 2026, our marine vessels loans comprised of $313.2 million or 18.4%, of loans, compared to $312.1 million, or 19.3% of loans, as of December 31, 2025. Our marine vessels loans balances increased modestly by $1.1 million or 0.4% since December 31, 2025 due to the Company's intentional management of portfolio concentration.

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

As of June 30, 2026, our CVLI loans comprised of $89.3 million, or 5.2% of loans, compared to $87.2 million, or 5.4% of loans, as of December 31, 2025. Our CVLI loans balances increased modestly by $2.1 million or 2.4% since December 31, 2025 as higher interest rates continue to soften demand for the product.

Other Consumer – As of June 30, 2026, our other consumer loans comprised of $23.8 million, or 1.4% of loans, compared to $22.8 million, or 1.4% of loans, as of December 31, 2025. Our other consumer loans balances increased modestly by $957 thousand or 4.2% since December 31, 2025 as higher interest rates continues to soften demand for the product.

The following table presents the balance and associated percentage of each category in our other consumer loans portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Other consumer loans by Type
Unsecured student loans	$7,809	32.8%	$8,712	38.2%
Secured consumer purpose loans	15,759	66.3	13,921	61.0
Unsecured consumer purpose loans	218	0.9	196	0.8
Total other consumer loans	$23,786	100.0%	$22,829	100.0%

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

The following tables provides details of the Company’s loan and lease portfolio by segment, class, and internally assigned grade at June 30, 2026 and December 31, 2025:

	As of June 30, 2026
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$144,436	$-	$-	$144,436
Income producing CRE	416,501	-	464	416,965
Owner-occupied CRE	116,429	2,485	8,371	127,285
Senior housing	233,501	-	14,781	248,282
Commercial and industrial	135,851	-	3,462	139,313
Retail loans (1)
Marine vessels	313,230	-	-	313,230
Residential mortgages	202,380	-	388	202,768
Cash value life insurance LOC	89,305	-	-	89,305
Other consumer	23,786	-	-	23,786
Total	$1,675,419	$2,485	$27,466	$1,705,370

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

Pass rated loans were 98.2% of total LHFI at June 30, 2026 as compared to 97.7% at December 31, 2025. Special mention rated loans were 0.1% of total LHFI at June 30, 2026 as compared to 0.9% at December 31, 2025. Substandard loans were 1.6% of total LHFI at June 30, 2026 as compared to 1.4% at December 31, 2025. The primary cause of the decrease in special mention loans during the comparative periods was a downgrade to substandard; however, several substandard loans showing improved financial condition were upgraded to pass, leaving the substandard balance comparable with the prior year end.

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

Real estate we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold and is recorded at the lower of cost or fair value, minus estimated costs to sell. Subsequent to foreclosure, losses resulting from the periodic revaluation of the property are charged to loss on OREO, net and a new carrying value is established. Any gains or losses realized at the time of disposal or subsequent write-downs are reflected in the Consolidated Statements of Income. Expenses to maintain such assets are included in net cost of operation of OREO.

Nonperforming loans include loans 90 days or more past due and still accruing and loans accounted for on a nonaccrual basis. Nonperforming assets consist of nonperforming loans in addition to OREO, if any.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Nonaccrual loans (1)	$18,322	$18,306
Past due loans 90 days and still accruing	-	-
Total nonperforming loans	18,322	18,306
Other real estate owned	-	-
Total nonperforming assets	$18,322	$18,306
Nonperforming loans to gross LHFI	1.07%	1.13%
Nonperforming assets to total assets	0.76%	0.79%
Allowance for credit losses to total LHFI	1.16%	1.16%

(1) Nonaccrual loans include balances of approximately $3.5 million and $4.1 million that are covered by government guarantees at June 30, 2026 and December 31, 2025, respectively.

Nonperforming loans were approximately $18.3 million at June 30, 2026 and December 31, 2025 and remained relatively flat.

The following table sets forth the major classifications of nonaccrual loans as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Commercial loans
Income producing CRE	$464	$-
Owner-occupied CRE	3,152	3,074
Senior housing	10,856	10,779
Commercial and industrial	3,462	4,063
Retail loans
Residential mortgages	388	390
Total nonaccrual loans	$18,322	$18,306

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

The allowance for credit losses on loans was $19.8 million at June 30, 2026 compared to $18.7 million at December 31, 2025, an increase of $1.1 million, or 5.7%, primarily attributed to increased loan volume and changes to individually analyzed loans, offset by other changes in loss rates.

Analysis of the Allowance for Credit Losses on Loans. The following table provides an analysis of the ACL on loans and net charge-offs for the periods presented:

	As of	As of
(dollars in thousands)	June 30, 2026	December 31, 2025
Allowance for credit losses on loans at end of period (1)	$19,817	$18,743
Loans balances:
Total loans held for investment, end of period	$1,705,370	$1,617,315
Average loans held for investment	$1,643,310	$1,511,831
Net charge-offs to average LHFI	0.01%	0.02%
Allowance for credit losses on loans to total LHFI (1)	1.16%	1.16%
Nonaccrual loans as a percentage of end of period loans	1.07%	1.13%
Allowance for credit losses on loans to nonaccrual loans at end of period (1)	108.16%	102.39%
Allowance for credit losses on loans to total nonperforming loans at end of period (1)	108.16%	102.39%

(1) Excludes allowance for credit losses for unfunded loans commitments.

At June 30, 2026, the ACL on loans totaled $19.8 million, or 1.16% of LHFI, compared to $18.7 million, or 1.16% of LHFI, at December 31, 2025. The ACL on loans as a percentage of loans compared as of June 30, 2026 compared to December 31, 2025 remained flat.

For the six months ended June 30, 2026, our net charge-off ratio as a percentage of average loans, as annualized, was 0.01%, compared to 0.02% for the year ended December 31, 2025. Originating and maintaining high quality loans is a top priority for the management.

As of June 30, 2026, our ratio of nonperforming assets to total assets was 0.76%, compared to 0.79% as of December 31, 2025. The decrease was due to the payments collected on nonaccrual loans during the period; offset by transfers of loans into nonaccrual status. Adjusted nonperforming assets1, which excludes the guaranteed portions of nonaccrual loans, was $14.8 million, or 0.61% of total assets, at June 30, 2026 compared to $14.2 million, or 0.62% of total assets, at December 31, 2025.

The following table allocates the allowance for credit losses on loans by loan category for the periods presented:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Loans in each category to total loans	Amount	% of Loans in each category to total loans
Commercial loans
Acquisition, development, and construction	$2,170	8.5%	$1,623	7.4%
Income producing CRE	7,216	24.5	7,027	23.4
Owner-occupied CRE	1,066	7.5	870	5.7
Senior housing	3,637	14.5	4,051	16.0
Commercial and industrial	1,591	8.1	902	9.0
Total commercial loans	$15,680	63.1%	$14,473	61.5%
Retail loans
Marine vessels	1,425	18.4	1,412	19.3
Residential mortgages	2,295	11.9	2,412	12.4
Cash value life insurance LOC	88	5.2	82	5.4
Other consumer	329	1.4	364	1.4
Total retail loans	$4,137	36.9%	$4,270	38.5%
Total allowance for credit losses on loans	$19,817	100.0%	$18,743	100.0%

Allowance for Credit Losses for Unfunded Commitments

The Company records an ACL for unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for credit losses in the Company’s Consolidated Statements of Income. The ACL for unfunded commitment exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies

1 Considered non-GAAP financial measure - See Section named "Non-GAAP Financial Measure Reconciliations" for reconciliation of GAAP to non-GAAP financial measures.

as portfolio loans, taking into consideration the likelihood that funding will occur. The ACL for unfunded commitments is included in Other liabilities on the Company’s Consolidated Balance Sheets.

As of June 30, 2026, the ACL for unfunded commitments was $3.9 million compared to $4.0 million at December 31, 2025. The decrease in the ACL for unfunded commitments was primarily due to reduction in the volume of unfunded commitments.

Net Charge-offs

The following table summarizes net charge-offs to average loans for the six months ended June 30, 2026, as annualized, and for the year ended December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
(dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans (1)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans
Commercial loans
Acquisition, development, and construction	$128,199	$-	0.00%	$95,304	$-	0.00%
Income producing CRE	384,643	-	0.00%	351,976	-	0.00%
Owner-occupied CRE	95,872	-	0.00%	88,869	-	0.00%
Senior housing	253,822	-	0.00%	235,392	-	0.00%
Commercial and industrial	156,670	(2)	0.00%	152,268	(13)	-0.01%
Retail loans
Marine vessels	312,493	27	0.02%	296,493	162	0.05%
Residential mortgages	201,156	(2)	(0.00%)	182,995	(35)	-0.02%
Cash value life insurance LOC	86,898	-	0.00%	87,222	-	0.00%
Other consumer	23,557	43	0.37%	21,312	221	1.04%
	$1,643,310	$66	0.01%	$1,511,831	$335	0.02%

(1) Represents annualized June 30, 2026 data.

Net charge-offs were $66 thousand and $335 thousand as of June 30, 2026 and December 31, 2025, respectively.

Deposits

Deposits represent our Bank’s primary source of funds. We gather deposits primarily through our branch locations and targeting new deposit relationships by our bankers. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts, and certificates of deposit ("CDs"). We put continued effort into gathering noninterest demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and expansion into new markets. As the Company wins new loan customers and targets new deposit relationships with competitive rates on interest bearing accounts, our bankers are focused on ensuring that we win the entire deposit relationships, including operating accounts, so that we can preserve our attractive mix of deposits.

Total deposits increased $60.0 million, or 3.0%, to $2.05 billion at June 30, 2026 compared to $1.99 billion at December 31, 2025. As of June 30, 2026, 17.4% of total deposits were comprised of noninterest-bearing deposits accounts and 82.6% of interest-bearing deposit accounts compared to 15.7% and 84.3%, respectively, as of December 31, 2025. These changes were due to a continued result of pursuing and winning new deposit relationships as well as maintaining our existing deposit relationships.

At June 30, 2026, we had total brokered CDs of $253.9 million, or 12.4% of total deposits, compared to $307.0 million, or 15.5% of total deposits, at December 31, 2025. We selectively use brokered CDs, subject to certain well defined limits, to support targeted loan growth, manage liquidity, and manage interest rate risk. Our level of brokered CDs varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered CDs are less costly than issuing internet certificates of deposit or borrowing from the FHLBA.

The Company also had reciprocal deposits of $180.2 million and $174.5 million at June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026, our fifteen largest depositor relationships, excluding brokered deposits, totaled $253.3 million, or 12.4%, of total deposits. Our deposits with directors and affiliated entities totaled $38.0 million as of June 30, 2026. A withdrawal of some or all of these balances over a short period could create liquidity pressure, require the use of higher-cost funding sources, or impact balance sheet stability, particularly during periods of market stress or declining depositor confidence.

Time deposits that meet or exceed the FDIC insurance limit of $250 thousand at June 30, 2026 and December 31, 2025 were estimated to be $182.6 million and $186.4 million, respectively.

At June 30, 2026, our uninsured deposits were $830.0 million, or 40.5% of total deposits, compared to $719.4 million, or 36.2% of total deposits, at December 31, 2025.

The following table summarizes our average deposit balances and weighted average rates as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026		As of December 31, 2025
(dollars in thousands)	Average Balance	Weighted Average Rate(1)	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$321,871	− %	$307,464	− %
Interest-bearing demand deposits	212,947	0.92	199,395	0.75
Money market deposits	712,173	2.93	593,291	3.12
Savings deposits	35,291	0.54	35,179	0.50
Certificates of deposit	740,134	3.74	793,184	4.05
Total interest-bearing deposits	$1,700,545	2.98%	$1,621,049	3.23%
Total deposits	$2,022,416	2.51%	$1,928,513	2.71%

(1) Annualized weighted average rate for June 30, 2026.

The following tables set forth the maturity of time deposits as of June 30, 2026:

	As of June 30, 2026
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits ($250,000 or less)	$298,471	$164,040	$74,154	$23,774	$560,439
Time deposits (more than $250,000)	66,584	75,122	21,880	-	163,586
Total time deposits	$365,055	$239,162	$96,034	$23,774	$724,025

Commercial Mortgage Servicing Rights

As of June 30, 2026 and December 31, 2025, we serviced $131.9 million and $124.4 million, respectively, of SBA and United States Department of Agriculture loans for others. The size of this loan servicing portfolio has grown over the last few years as we consistently originated and sold portions of these loans that we originate while retaining loan servicing rights. Activity for commercial mortgage servicing rights was as follows:

	Six Months Ended	Year Ended
(dollars in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of period	$1,266	$1,237
Additions	194	412
Disposals	-	-
Other changes(1)	(147)	(383)
Balance, end of period	$1,313	$1,266

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

At June 30, 2026 and December 31, 2025, we had a maximum borrowing capacity from the FHLBA of $173.3 million and $176.3 million, respectively. We had $75.0 million and $30.0 million of FHLBA advances outstanding as of June 30, 2026 and December 31, 2025, respectively.

The Company had no borrowings outstanding on a line of credit as of June 30, 2026 and December 31, 2025 which had a maximum commitment availability of $15.0 million at June 30, 2026 and December 31, 2025.

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

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Investment securities not classified as either held-to-maturity or trading are classified as available-for-sale. All of the securities in our investment portfolio were classified as available-for-sale as of June 30, 2026 and December 31, 2025. Investment securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of AOCI in the Consolidated Statements of Comprehensive Income. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

Securities available-for-sale consist primarily of U.S. Treasuries, municipal obligations, mortgage-backed securities, asset-backed securities, and corporate debt securities. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of June 30, 2026 and December 31, 2025, except Federal Home Loan Mortgage Corp ("FHLMC") and Federal National Mortgage Association ("FNMA') within those periods.

The following table summarizes the fair value of the available-for-sale securities portfolio as of June 30, 2026 and December 31, 2025:

	As of June 30,			As of December 31,
	2026			2025
(dollars in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
U.S. Treasuries	$5,998	$5,911	$(87)	$5,996	$5,850	$(146)
Municipal obligations	62,840	56,511	(6,329)	64,878	58,642	(6,236)
Mortgage-backed securities	214,279	204,531	(9,748)	188,509	180,060	(8,449)
Asset-backed securities	26,233	26,304	71	26,897	27,000	103
Corporate debt securities	55,221	55,325	104	59,079	58,951	(128)
Total available for sale securities	$364,571	$348,582	$(15,989)	$345,359	$330,503	$(14,856)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2026, we evaluated securities available-for-sale which had an unrealized loss to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, considering the expected life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security within the applicable maturity range. The yield on non-taxable investments was not adjusted for tax equivalency.

	As of June 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasuries	$4,999	0.98%	$999	1.28%	$-	-%	$-	-%
Municipal obligations	-	-	7,066	1.92	30,610	2.13	25,164	3.00
Mortgage-backed securities	1,221	3.10	35,154	3.07	9,941	4.51	167,963	3.61
Asset-backed securities	-	-	826	5.15	7,533	4.83	17,874	4.81
Corporate debt securities	-	-	12,800	7.44	39,877	6.37	2,544	5.82
Total available for sale securities	$6,220	1.39%	$56,845	3.91%	$87,961	4.56%	$213,545	3.67%

We utilize interest rate swaps agreements for some of our AFS securities as part of our asset-liability management strategy to help mitigate its interest rate risk. The carrying amount of our hedged available-for-sale securities associated with fair value hedges was approximately $23.5 million as of June 30, 2026 and December 31, 2025.

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

The Bank’s Asset and Liability Committee, as well as the Credit and Risk Committee of the Board of Directors are the primary groups responsible for monitoring the Bank’s liquidity position. We have identified various liquidity metrics and ratios, including the volatile funds ratio, non-core funding dependency ratio and loan to deposit ratio that these committees use to monitor the Bank’s liquidity position. Further, these groups are also responsible for reviewing and monitoring the stress testing of the Bank's overall liquidity under multiple liquidity stress scenarios. As of June 30, 2026 the Bank was in compliance with all internal policies and guidelines.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of June 30, 2026 and December 31, 2025, we had $72.0 million of unsecured federal funds lines with no amounts advanced.

As of June 30, 2026 and December 31, 2025, we had access to the Federal Reserve’s discount window in the amount of $29.1 million and $29.8 million, respectively. There were no borrowings outstanding as of June 30, 2026 and December 31, 2025 for the Federal Reserve’s discount window. We had pledged investment securities at June 30, 2026 and December 31, 2025 totaling $9.0 million and $9.1 million, respectively, as collateral for federal funds purchased. In addition, we also had pledged investment securities at June 30, 2026 and December 31, 2025, totaling $30.7 million and $31.6 million, respectively, as collateral at the Federal Reserve Bank.

At June 30, 2026 and December 31, 2025, we had $75.0 million and $30.0 million of outstanding advances from the FHLBA, respectively. Based on the values of collateral pledged, we had $96.3 million and $144.3 million as of June 30, 2026 and December 31, 2025, respectively, of additional borrowing availability with the FHLBA. We had no pledged investment securities at June 30, 2026 or December 31, 2025 pledged as collateral for the FHLBA advances. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), comprised of CET1, which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction. Our capital conservation buffer was $115.4 million and $110.5 million as of June 30, 2026 and December 31, 2025, respectively.

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
•
10.0% Total capital to risk-weighted assets; and
•
5.0% Tier 1 leverage ratio.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of June 30, 2026 and December 31, 2025. Because the Company is a small bank holding company under the guidelines of the Federal Reserve and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of the dates reflected per the table below.

There have been no conditions or events since June 30, 2026 that management believes would change this classification.

The following table summarizes the capital amounts and ratios of CSB and the regulatory minimum requirements at June 30, 2026 and December 31, 2025:

	Ratio at June 30,	Ratio at December 31,	Regulatory Capital Ratio	Regulatory Capital Ratio Requirements including Capital Conservation	Minimum Requirements for "Well Capitalized" Depository
	2026	2025	Requirements	Buffer	Institution
Coastal States Bank
Total capital (to risk-weighted assets)	13.39%	13.31%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)	12.30%	12.30%	6.00%	8.50%	8.00%
CET1 capital (to risk-weighted assets)	12.30%	12.30%	4.50%	7.00%	6.50%
Tier 1 leverage	11.12%	11.18%	4.00%	4.00%	5.00%

Dividends — The sole source of funds available to pay shareholders' dividends is from the Company’s earnings. As of June 30, 2026, $1.2 million in common stock dividends were declared by the Company as of year-to-date. There were no common stock dividends declared or paid as of December 31, 2025. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our Board of Directors may deem relevant.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at June 30, 2026 and December 31, 2025:

	Payments Due at June 30, 2026
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,323,646	$-	$-	$-	$1,323,646
Time deposits	700,251	23,653	121	-	724,025
Other borrowings (1)	75,000	-	-	-	75,000
Operating lease liabilities	1,232	2,660	2,371	1,493	7,756
Total contractual obligations	$2,100,129	$26,313	$2,492	$1,493	$2,130,427

(1) $75 million due within one year represents FHLBA advance outstanding.

	Payments Due at December 31, 2025
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,200,480	$-	$-	$-	$1,200,480
Time deposits	723,130	63,991	83	-	787,204
Other borrowings (1)	30,000	-	-	-	30,000
Operating lease liabilities	809	1,683	1,433	1,116	5,041
Total contractual obligations	$1,954,419	$65,674	$1,516	$1,116	$2,022,725

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

See Note 4 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

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

Management believes that these non-GAAP financial measures and the information they provide are useful to investors since these measures permit investors to view the Company’s performance using the same tools that management uses to evaluate the Company’s past performance and prospects for future performance. While management believes that these non-GAAP financial measures are useful in evaluating our performance, this information should be considered as supplemental and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, these non-GAAP financial measures should be considered as additional views of the way the Company’s financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies.

The following table reconciles, as of the dates set forth below, shareholders’ equity (on a GAAP basis) to tangible equity and total assets (on a GAAP basis) to tangible assets and calculates our tangible book value per common share.

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025
Tangible Common Equity:
Total shareholders' equity	$269,703	$262,923	$259,529	$250,438	$209,365
Less: Goodwill and intangibles	(6,246)	(6,243)	(6,262)	(6,186)	(6,190)
Adjusted for: Mortgage servicing rights	1,313	1,280	1,266	1,156	1,122
Tangible Common Equity	$264,770	$257,960	$254,533	$245,408	$204,297
Common share outstanding	12,003,040	$11,985,414	11,980,412	11,978,921	10,278,921
Book value per common share	22.47	21.94	21.66	20.91	20.37
Tangible book value per common share	22.06	21.52	21.25	20.49	19.88
Tangible assets:
Total assets	$2,420,993	$2,348,547	$2,306,586	$2,255,389	$2,221,245
Less: goodwill and intangibles	(6,246)	(6,243)	(6,262)	(6,186)	(6,190)
Adjusted for: Mortgage servicing rights	1,313	1,280	1,266	1,156	1,122
Tangible assets	$2,416,060	$2,343,584	$2,301,590	$2,250,359	$2,216,177
Tangible common equity to tangible assets	10.96%	11.01%	11.06%	10.91%	9.22%

The following table reconciles, as of the dates set forth below, the calculation of the return on average equity (on a GAAP basis) to the calculation of the return on average tangible equity and the calculation of the adjusted return on average tangible equity.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025	2026	2025
Net income	$7,333	$6,329	$7,136	$6,741	$5,965	$13,662	$11,015
Average shareholders' equity	266,974	264,232	256,814	246,688	205,837	265,611	202,817
Return on average shareholders' equity	11.02	9.71%	11.02%	10.84%	11.62%	10.37%	10.95%
Average Tangible Common Equity:
Average shareholders' equity	$266,974	$264,232	$256,814	$246,688	$205,837	$265,611	$202,817
Less: Average goodwill and intangibles	(6,229)	(6,270)	(6,166)	(6,176)	(6,168)	(6,250)	(6,248)
Adjusted for: Average mortgage servicing rights	1,281	1,291	1,155	1,128	1,082	1,286	1,140
Average tangible common equity	$262,026	$259,253	$251,803	$241,640	$200,751	$260,647	$197,709
Return on average tangible common (1) equity	11.23%	9.90%	11.24%	11.07%	11.92%	10.57%	11.23%

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

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025
Total nonperforming assets	$18,322	$18,183	$18,306	$14,192	$14,704
Total assets	2,420,993	2,348,547	2,306,586	2,255,389	2,221,245
GAAP-based nonperforming assets to total assets	0.76%	0.77%	0.79%	0.63%	0.66%
Total nonperforming assets	$18,322	$18,183	$18,306	$14,192	$14,704
Adjusted for:
Guaranteed portions of nonaccrual loans	3,542	3,657	4,089	4,457	4,583
Adjusted nonperforming assets	$14,780	$14,526	$14,217	$9,735	$10,121
Total assets	$2,420,993	$2,348,547	$2,306,586	$2,255,389	$2,221,245
Adjusted nonperforming assets to total assets	0.61%	0.62%	0.62%	0.43%	0.46%

The following table reconciles net income (on a GAAP basis), as of the dates set forth below, to the calculation of the pre-tax, pre-provision net revenue ("PPNR"). PPNR is calculated by adjusting for the income tax expense and the provision for credit losses to the net income.

	As of and for the Three Months Ended					As of and for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025	2026	2025
Net income (GAAP-based)	$7,333	$6,329	$7,136	$6,741	$5,965	$13,662	$11,015
Plus:
Income tax expense	1,502	1,956	1,598	2,040	1,064	3,458	2,606
Provision for credit losses	658	382	1,162	653	752	1,040	1,381
Pre-tax, pre-provision net revenue	$9,493	$8,667	$9,896	$9,434	$7,781	$18,160	$15,002

The following table reconciles total deposits, as of the dates set forth below, to the calculation of the Company's core deposits.

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(dollars in thousands)	2026	2026	2025	2025	2025
Total Deposits	$2,047,671	$2,057,144	$1,987,684	$1,949,672	$1,968,301
Less:
Brokered CDs	253,928	258,591	307,034	294,908	307,892
Core deposits (1)	$1,793,743	$1,798,553	$1,680,650	$1,654,764	$1,660,409

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

Interest Rate Risk Management

Net interest income is our most significant component of earnings and we consider interest rate risk to be our most significant market risk. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics which can negatively impact net interest income.

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

Our policy is based on the 12-month impact on net interest revenue of interest rate shocks. Our shock scenario assumes rates immediately change the full amount at the scenario onset. The following table presents our interest sensitivity position at June 30, 2026 and December 31, 2025:

	Net Interest Income Sensitivity
	12 Month Projection
(Shock in basis points)	-200	-100	+100	+200
June 30, 2026	(3.35)%	(2.62)%	3.86%	6.94%
December 31, 2025	(4.12)%	(3.03)%	4.20%	7.36%

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

The following table sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the yield curve at June 30, 2026 and December 31, 2025:

	Economic Value of Equity Sensitivity
(Shock in basis points)	-200	-100	+100	+200
June 30, 2026	(3.88)%	(1.87)%	0.62%	(1.37)%
December 31, 2025	(3.17)%	(1.21)%	0.82%	(0.47)%

As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. The current interest rate path is less certain for 2026, and further rate increases or decreases are contingent upon improving inflationary conditions. Further changes to interest rates and monetary policy are dependent upon the Federal Reserve's assessment of economic data as it becomes available. We would expect net interest income to decline somewhat in a decreasing interest rate environment and to increase in an increasing interest rate environment, as our model reflects that interest-earning assets reprice faster than interest-bearing deposits which is attributable to assumed deposit betas and repricing lags as there is continued strong market competition for core deposits.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended June 30, 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3) (in thousands)
April 1, 2026 to April 30, 2026	—	—	—	—
May 1, 2026 to May 31, 2026	38,734	$25.41	38,734	$14,016
June 1, 2026 to June 30, 2026	9,757	$25.73	9,757	$13,765
Total	48,491	$25.48	48,491

(1) Excludes commissions.

(2) Excludes exercise taxes on shares repurchased.

(3) In May 2026, the Company announced that the Board of Directors had authorized a stock repurchase plan (the “2026 Repurchase Plan”), pursuant to which the Company may purchase, from time to time, up to an aggregate amount of $15.0 million of its shares of common stock with an effective date of May 1, 2026, and an expiration date of April 30, 2027, unless extended by the Board. Repurchases under the 2026 Repurchase Plan may be made from time to time in the open market, by accelerated share repurchase programs, in privately negotiated transactions, or otherwise in compliance with Rule 10b-18 of the Securities Exchange Act of 1934 (the “Exchange Act”), in each case subject to applicable regulatory requirements and other factors that may be considered by the Company in its sole discretion. Repurchases may also be made pursuant to a trading plan under Rule 10b5-1 of the Exchange Act, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so because of self-imposed trading blackout periods or other regulatory restrictions. The 2026 Repurchase Program does not obligate the Company to repurchase any particular amount of common stock and may be extended, modified, amended, suspended, or discontinued by the Board at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to CoastalSouth Bancshares, Inc. on Form S-1 filed with the SEC on June 6, 2025)
3.2	Fourth Amended and Restated ByLaws (incorporated by reference to Exhibit 3.2 to CoastalSouth Bancshares, Inc. on Form 8-K filed with the SEC on July 24, 2026)
10.1*	Amendment to the Amended and Restated Employment Agreement, dated as of April 25, 2024, by and between CoastalSouth Bancshares Inc., Coastal States Bank and Stephen R. Stone
10.2*	Amendment to the Amended and Restated Employment Agreement, dated as of April 25, 2024, by and between CoastalSouth Bancshares Inc., Coastal States Bank and Anthony P. Valduga
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CoastalSouth Bancshares, Inc.

Date: August 7, 2026	By:	/s/ Stephen R. Stone
Stephen R. Stone
President and Chief Executive Officer

Date: August 7, 2026	By:	/s/ Anthony P. Valduga
Anthony P. Valduga
Chief Financial Officer & Chief Operating Officer