Form 10-Q
period 2026-09-30
CoastalSouth Bancshares, Inc.
filed 2026-11-06
CIK 1297107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 11,673,458 shares of common stock, $1.00 par value per share, outstanding.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents
Cash and due from banks	$14,629	$11,218
Interest-bearing accounts with other banks	10,814	30,320
Federal funds sold	19,775	38,229
Total cash and cash equivalents	45,218	79,767
Investments
Securities available-for-sale, at fair value	332,664	330,503
Non-marketable equity securities	8,926	8,759
Total investments	341,590	339,262
Loans held for sale	142,399	170,933
Loans held for investment	1,786,923	1,617,315
Allowance for credit losses on loans	(19,623)	(18,743)
Loans held for investment, net	1,767,300	1,598,572
Bank-owned life insurance	49,694	48,296
Premises, furniture and equipment, net	18,378	18,122
Deferred tax asset	17,613	16,370
Goodwill	4,708	4,708
Intangible assets	1,599	1,554
Other assets	35,267	29,002
Total assets	$2,423,766	$2,306,586
Liabilities
Deposits
Noninterest-bearing transaction accounts	$340,427	$312,251
Interest-bearing transaction accounts	213,146	214,620
Savings and money market	800,988	673,609
Time deposits	746,185	787,204
Total deposits	2,100,746	1,987,684
Other borrowings	30,000	30,000
Other liabilities	31,100	29,373
Total liabilities	2,161,846	2,047,057
Commitments and Contingencies (Note 4)
Shareholders' Equity
Preferred stock, $1.00 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Voting common stock, $1.00 par value, 50,000,000 shares authorized, 11,734,134 and 10,868,256 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	11,734	10,868
Non-voting common stock, $1.00 par value, 10,000,000 shares authorized, 0 and 1,112,156 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	-	1,112
Capital surplus	181,518	189,882
Retained earnings	87,489	66,886
Accumulated other comprehensive loss	(18,821)	(9,219)
Total shareholders' equity	261,920	259,529
Total liabilities and shareholders' equity	$2,423,766	$2,306,586

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income
Loans, including fees
Loans held for investment	$27,413	$24,598	$78,512	$70,718
Loans held for sale	2,781	3,422	8,858	9,537
Investments
Taxable	3,788	3,907	10,771	11,176
Non-taxable	126	114	376	302
Non-marketable equity securities	152	104	422	322
Federal funds sold	486	616	1,687	2,277
Other earning assets from banks	132	129	378	375
Total interest income	34,878	32,890	101,004	94,707
Interest expense
Interest-bearing deposits	12,835	13,274	37,972	39,355
Other borrowings	516	426	1,096	1,325
Total interest expense	13,351	13,700	39,068	40,680
Net interest income	21,527	19,190	61,936	54,027
(Recovery) provision for credit losses	(429)	653	611	2,034
Net interest income after provision for credit losses	21,956	18,537	61,325	51,993
Noninterest income
Bank-owned life insurance	476	461	1,398	1,349
Income from mortgage originations	375	299	1,172	846
Gain on sale of government guaranteed loans	1,558	613	2,202	878
Interchange income and card fees	244	238	773	761
Service charges on deposit accounts	268	208	736	634
Other noninterest income	408	281	1,217	1,308
Total noninterest income	3,329	2,100	7,498	5,776
Noninterest expense
Salaries and employee benefits	8,613	6,985	24,973	20,676
Occupancy and equipment	944	850	2,705	2,452
Software and other technology expense	894	788	2,581	2,210
Other professional services	503	571	1,730	2,237
Data processing	560	647	1,897	1,924
Regulatory assessment	353	419	1,032	1,124
Other noninterest expense	1,843	1,596	5,210	4,744
Total noninterest expense	13,710	11,856	40,128	35,367
Income before taxes	11,575	8,781	28,695	22,402
Income tax provision	2,803	2,040	6,261	4,646
Net income	$8,772	$6,741	$22,434	$17,756
Net income per common share:
Basic	$0.73	$0.57	$1.87	$1.64
Diluted	$0.71	$0.54	$1.81	$1.58

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$8,772	$6,741	$22,434	$17,756
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities
Change in unrealized (loss) gain on available-for-sale securities	(10,153)	3,232	(11,286)	7,048
Reclassification adjustment for net loss on sale of securities included in net income	-	10	-	10
Income tax effect	2,373	(758)	2,638	(1,646)
Unrealized (loss) gain on available-for-sale securities, net of tax	(7,780)	2,484	(8,648)	5,412
Unrealized (loss) gain on derivatives
Change in unrealized loss on cash flow hedges	(670)	(355)	(1,032)	(649)
Reclassification adjustment for net (loss) income included in net income	(75)	40	(223)	(101)
Income tax effect	179	76	301	180
Unrealized loss on derivative instruments, net of tax	(566)	(239)	(954)	(570)
Other comprehensive (loss) income, net of tax	(8,346)	2,245	(9,602)	4,842
Comprehensive income	$426	$8,986	$12,832	$22,598

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
Three Months Ended:	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, July 1, 2025	8,106,892	$8,107	2,172,029	$2,172	$159,267	$53,009	$(13,190)	$209,365
Issuance of common stock upon initial public offering	1,700,000	1,700	-	-	30,158	-	-	31,858
Transfer from nonvoting to voting common stock	642,000	642	(642,000)	(642)	-	-	-	-
Stock-based compensation expense	-	-	-	-	229	-	-	229
Net income	-	-	-	-	-	6,741	-	6,741
Other comprehensive income, net of tax	-	-	-	-	-	-	2,245	2,245
Balance as of September 30, 2025	10,448,892	$10,449	1,530,029	$1,530	$189,654	$59,750	$(10,945)	$250,438
Balance, July 1, 2026	12,003,040	$12,003	-	$-	$188,851	$79,324	$(10,475)	$269,703
Net issuance of common stock under incentive plan	16,809	17	-	-	(59)	-	-	(42)
3,942 shares of common stock withheld in net settlement upon issuance of common stock under incentive plan	-	-	-	-	(66)	-	-	(66)
Stock-based compensation expense	-	-	-	-	305	-	-	305
Repurchase of common stock	(285,715)	(286)	-	-	(7,513)	-	-	(7,799)
Net income	-	-	-	-	-	8,772	-	8,772
Other comprehensive loss, net of tax	-	-	-	-	-	-	(8,346)	(8,346)
Dividends declared on common stock ($0.05 per share)	-	-	-	-	-	(607)	-	(607)
Balance as of September 30, 2026	11,734,134	$11,734	-	$-	$181,518	$87,489	$(18,821)	$261,920

Continued to following page.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited) - Continued

(Dollars in thousands)

							Accumulated
	Common Stock						Other
	Voting		Non-voting		Capital	Retained	Comprehensive
Nine Months Ended:	Shares	Amount	Shares	Amount	Surplus	Earnings	Income (Loss)	Total
Balance, January 1, 2025	8,098,117	$8,098	2,172,029	$2,172	$158,755	$41,994	$(15,787)	$195,232
Net issuance of common stock under incentive plan	8,775	9	-	-	33	-	-	42
Issuance of common stock upon initial public offering	1,700,000	1,700	-	-	30,158	-	-	31,858
Transfer from nonvoting to voting common stock	642,000	642	(642,000)	(642)	-	-	-	-
Stock-based compensation expense	-	-	-	-	708	-	-	708
Net income	-	-	-	-	-	17,756	-	17,756
Other comprehensive income, net of tax	-	-	-	-	-	-	4,842	4,842
Balance as of September 30, 2025	10,448,892	$10,449	1,530,029	$1,530	$189,654	$59,750	$(10,945)	$250,438
Balance, January 1, 2026	10,868,256	$10,868	1,112,156	$1,112	$189,882	$66,886	$(9,219)	$259,529
Net issuance of common stock under incentive plan	87,928	88	-	-	93	-	-	181
28,693 shares of common stock withheld in net settlement upon issuance of common stock under incentive plan	-	-	-	-	(698)	-	-	(698)
Transfer from nonvoting to voting common stock	1,112,156	1,112	(1,112,156)	(1,112)	-	-	-	-
Stock-based compensation expense	-	-	-	-	941	-	-	941
Repurchase of common stock	(334,206)	(334)	-	-	(8,700)	-	-	(9,034)
Net income	-	-	-	-	-	22,434	-	22,434
Other comprehensive loss, net of tax	-	-	-	-	-	-	(9,602)	(9,602)
Dividends declared on common stock ($0.15 per share)	-	-	-	-	-	(1,831)	-	(1,831)
Balance as of September 30, 2026	11,734,134	$11,734	-	$-	$181,518	$87,489	$(18,821)	$261,920

The accompanying notes are an integral part of these consolidated financial statements.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income	$22,434	$17,756
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for credit losses	611	2,034
Depreciation expense and software amortization	1,274	1,114
Increase in cash value of bank-owned life insurance	(1,398)	(1,349)
Stock-based compensation expense	941	708
Net loss on sale of available-for-sale securities	-	10
Amortization of operating lease right-of-use assets	666	616
Amortization of debt issuance costs	-	275
Write-down on other real estate owned	-	99
Write-down on repossessed assets	22	119
Net loss on sales of repossessed assets	-	17
Net gain on sale of other real estate owned	-	(64)
Gain on sale of government guaranteed loans, including originations of servicing rights	(2,202)	(878)
Gain on sale of other loans	(230)	-
Income from mortgage operations	(1,172)	(846)
Discount accretion and premium amortization on securities available-for-sale	(684)	(753)
Amortization of intangible assets	339	407
Deferred income tax expense	1,695	420
Originations of loans held for sale	(4,674,717)	(4,661,234)
Proceeds from loans held for sale	4,747,433	4,617,614
Increase in other assets	(6,478)	(1,731)
Increase in other liabilities	962	3,326
Net cash provided (used) by operating activities	89,496	(22,340)
Investing activities
Purchase of securities available-for-sale	(59,811)	(44,005)
Proceeds from sales of securities available-for-sale	-	4,956
Proceeds from paydowns, calls, and maturities on securities available-for-sale	46,422	48,244
Net purchase of non-marketable equity securities	(167)	(552)
Loan originations and principal collections, net	(210,665)	(157,080)
Net purchase of premises, furniture and equipment	(1,530)	(1,504)
Proceeds from sales of other real estate owned	-	829
Net cash used by investing activities	(225,751)	(149,112)

Continued to following page.

COASTALSOUTH BANCSHARES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - Continued

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Financing activities
Dividends paid on common stock	$(1,805)	$-
Net increase in deposits	113,062	114,870
Net proceeds of Federal Home Loan Bank of Atlanta borrowings	-	10,000
Proceeds from initial public offering, net	-	31,858
Proceeds from issuance of common stock under incentive plan	181	42
Taxes paid in net settlement of tax obligation upon exercise of stock options	(93)	-
Taxes paid in net settlement of tax obligation upon settlement of restricted stock units	(605)	-
Repurchase of common stock	(9,034)	-
Net repayment from commercial line of credit	-	(12,000)
Net repayment of subordinated debt	-	(15,000)
Net cash provided by financing activities	101,706	129,770
Net decrease in cash and cash equivalents	(34,549)	(41,682)
Cash and cash equivalents, beginning of year	79,767	67,961
Cash and cash equivalents, end of period	$45,218	$26,279

Cash paid during the period for:
Interest	$40,813	$38,969
Income taxes	572	1,615
Noncash investing and financing activities:
Unrealized (loss) gain on securities available-for-sale, net	(8,648)	5,412
Unrealized loss on derivative instruments, net	(954)	(570)
Transfers from loans held for investment to loans held for sale	40,369	12,157
Right-of-use assets obtained in exchange for new operating lease liabilities	2,941	669
Lease liabilities arising from obtaining right-of-use assets	3,759	666

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

Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto as filed with the Securities and Exchange Commission ("SEC") on the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Company’s 2025 Form 10-K”).

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements as filed with the SEC on the Company’s 2025 Form 10-K. There were no new accounting policies or changes to existing policies adopted during the nine months ended September 30, 2026 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

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

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Accounting Pronouncements Adopted in 2026

In November 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This Update amends certain aspects of the hedge accounting guidance in Topic 815. In addition to addressing stakeholder concerns, the amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. The purpose of the amendments was to better enable “entities to achieve and maintain hedge accounting for highly effective economic hedges” while reducing the occurrence of missed forecasted transactions and unintuitive hedge

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

de-designation events. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2026, and interim periods therein. Entities are permitted to early adopt the new guidance in any interim or annual period after the Update’s issuance. The Company early-adopted this ASU on July 27, 2026, and has under ASC 815-20-65-7e.1, modified its dual-purpose tests of effectiveness and similarity as well as under ASC 815-20-65-7e.3, modified the existing hedged risks to include Prime and SOFR based exposures. Under ASC 815-20-25-15, a group of transactions is eligible for hedging in a single hedge relationship if the hedged transactions in the group have a similar risk. The Company will assess for similarity of exposures using a dual-purpose test during the test of inception effectiveness at inception. The hedge relationship will utilize a 'test-to-worst' methodology as described in the basis of conclusions for ASU 2025-09 to test the hedge for effectiveness and the hedged items for similarity only against the least effective population within the group of hedged items - the floating rate assets indexed to the USD-PRIME-H15 rate published by the Federal Reserve's H.15 Daily Update ("Prime"). The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

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

NOTE 2 — INVESTMENT SECURITIES

The amortized cost and estimated fair values of securities available-for-sale along with allowance for credit losses, gross unrealized gains and losses at September 30, 2026 and December 31, 2025 are summarized in the tables below:

	September 30, 2026
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$1,000	$-	$-	$54	$946
Municipal obligations	62,293	-	-	9,282	53,011
Mortgage-backed securities	219,696	-	33	16,106	203,623
Asset-backed securities	22,532	-	172	299	22,405
Corporate debt securities	53,285	-	522	1,128	52,679
Total securities available-for-sale	$358,806	$-	$727	$26,869	$332,664

	December 31, 2025
(In thousands of dollars)	Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasuries	$5,996	$-	$-	$146	$5,850
Municipal obligations	64,878	-	114	6,350	58,642
Mortgage-backed securities	188,509	-	1,264	9,713	180,060
Asset-backed securities	26,897	-	237	134	27,000
Corporate debt securities	59,079	-	929	1,057	58,951
Total securities available-for-sale	$345,359	$-	$2,544	$17,400	$330,503

The following is a summary of maturities of available-for-sale ("AFS") securities as of September 30, 2026. The amortized cost and estimated fair values are based on the contractual maturity dates. Actual maturities may differ from contractual maturities because borrowers may have the right to call or repay obligations with or without penalty. Mortgage-backed securities are not presented by maturity date because pay-downs are expected before contractual maturity dates.

	Amortized	Estimated
(In thousands of dollars)	Cost	Fair Value
Due in one year or less	$-	$-
Due after one year but within five years	18,011	17,458
Due after five years but within ten years	78,140	72,744
Due after ten years	42,959	38,839
Mortgage-backed securities	219,696	203,623
Total	$358,806	$332,664

The following table shows securities in unrealized loss position for which an allowance for credit losses ("ACL") has not been recorded and the length of time they were in continuous loss positions as of September 30, 2026:

	Less than		Twelve months
	Twelve months		or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands of dollars)	Fair Value	losses	Fair Value	losses	Fair Value	losses
U.S. Treasuries	$-	$-	$946	$54	$946	$54
Municipal obligations	4,183	195	48,828	9,087	53,011	9,282
Mortgage-backed securities	100,050	4,244	99,257	11,862	199,307	16,106
Asset-backed securities	8,086	192	6,382	107	14,468	299
Corporate debt securities	11,274	131	14,003	997	25,277	1,128
Total AFS securities	$123,593	$4,762	$169,416	$22,107	$293,009	$26,869

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

AFS securities are recorded at fair market value. Of the 168 securities in an unrealized loss position at September 30, 2026, 55 had been in a continuous loss position for less than twelve months and 113 for twelve months or more. The Company believes, based on industry analyst reports, credit ratings and/or government guarantees, that the deterioration in value is attributable to changes in market interest rates and is not in the credit quality of the issuer and therefore, these losses are not considered credit-related and therefore are not required to be charged to the allowance.

Based on the results of management's review at September 30, 2026, none of the unrealized loss was attributable to credit impairment and all $26.9 million in unrealized loss was determined to be from factors other than credit. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are credit-related impaired, which would require a charge to earnings in such periods.

The table below presents a summary of sales activities in the Company's investment securities AFS portfolio during the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands of dollars)	2026	2025	2026	2025
Gross gains on sales of securities	$-	$-	$-	$-
Gross losses on sales of securities	-	(10)	-	(10)
Net realized losses on sales of securities available-for-sale	$-	$(10)	$-	$(10)
Sales proceeds	$-	$4,956	$-	$4,956

At September 30, 2026, investment securities with a book value of $263.7 million and a market value of $239.6 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits. At December 31, 2025, investment securities with a book value of $63.8 million and a market value of $57.8 million were pledged to secure federal funds lines of credit, Federal Reserve Bank Discount Window credit availability, and municipal deposits.

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

Owner-Occupied CRE – Owner-occupied CRE loans include loans secured by business facilities to finance business operations, equipment and owner-occupied facilities primarily for small and medium-sized enterprises. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees, if applicable, are generally required for these loans. The Company recognizes that risk from economic cycles, pandemics, government regulation, supply-chain disruptions, product innovations or obsolescence, operational errors, lawsuits, natural disasters, losses due to theft or embezzlement, health or loss of key personnel, or competitive situations may adversely affect the scheduled repayment of business loans. There were nil and $99 thousand of owner-occupied CRE other real estate owned write-downs during the nine months ended September 30, 2026 and 2025, respectively.

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

Retail loans

Marine Vessels – Marine vessel loans are a type of consumer loan used to finance the purchase of a boat or other marine craft. Functioning similarly to auto loans and personal loans, these installment loans come with a repayment term, fixed monthly payments and variable-or-fixed interest rates. These loans are underwritten in accordance with the Company’s general loan policies and procedures and are generally secured with title or preferred ships' mortgage on the marine vessel. The Company recognizes that risk from economic cycles, pandemics, government regulation, natural disasters, losses due to theft, or changes to customer's ability to meet the scheduled repayment of marine vessel loan. At September 30, 2026 and December 31, 2025, there were $597 thousand and nil of repossessed marine assets, respectively. During the nine months ended September 30, 2026 and 2025, there were $22 thousand and $119 thousand of repossessed assets write-downs, respectively.

Residential Mortgages – Residential mortgages are first or second-lien loans secured by a primary residence or second home. This category includes permanent mortgage financing, construction loans to individual consumers, and home equity lines of credit. The loans are generally secured by properties located within the local market area of the Bank's retail footprint which originates and services the loan. These loans are underwritten in accordance with the Company’s general loan policies and procedures which require, among other things, proper documentation of each borrower’s financial condition, satisfactory credit history, and property value. In addition to loans originated through the Company’s branches, the Company originates and services residential mortgages sold in the secondary market which are underwritten and closed pursuant to investor and agency guidelines. At September 30, 2026 and December 31, 2025, there were $388 thousand and nil of residential mortgage loans in process of foreclosure, respectively. Additionally, the Company held no

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

foreclosed residential properties at September 30, 2026 or at December 31, 2025.

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

Following is a summary of the composition of the loan portfolio at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%
Commercial loans
Acquisition, development and construction	$134,395	7.5%	$119,352	7.4%
Income producing CRE	449,103	25.1	378,179	23.4
Owner-occupied CRE	140,420	7.9	92,787	5.7
Senior housing	308,295	17.3	259,529	16.0
Commercial and industrial	113,656	6.4	145,380	9.0
Total commercial loans	1,145,869	64.2	995,227	61.5
Retail loans
Marine vessels	320,682	17.9	312,096	19.3
Residential mortgages	203,476	11.4	199,991	12.4
Cash value life insurance LOC	93,210	5.2	87,172	5.4
Other consumer	23,686	1.3	22,829	1.4
Total retail loans	641,054	35.8	622,088	38.5
Total gross loans held for investment ("LHFI"), net of unearned income	1,786,923	100.0%	1,617,315	100.0%
Less allowance for credit losses	(19,623)		(18,743)
LHFI, net	$1,767,300		$1,598,572
LHFS	$142,399		$170,933

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

Doubtful — Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage and strengthening of the credit quality of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

procedures, capital injection, perfecting liens on additional collateral and refinancing plans. The Company had no loans rated Doubtful at September 30, 2026 or December 31, 2025.

The Company monitors the credit quality of its retail portfolio based primarily on payment activity and credit scores. Payment activity is the primary factor considered in determining whether a retail loan should be classified as nonperforming. Retail loans are considered to be nonperforming if they are on nonaccrual status or if they are 90 days past due or greater.

The following tables present the risk category of commercial loans on amortized cost basis and, for 2026, gross charge-offs by vintage year as of September 30, 2026:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2026	2025	2024	2023	2022	Prior	Revolvers	Revolvers Converted to Term	Total
Commercial loans
Acquisition, development and construction
Pass	$58,536	$64,878	$7,388	$3,005	$249	$216	$123	$-	$134,395
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Total acquisition, development and construction	$58,536	$64,878	$7,388	$3,005	$249	$216	$123	$-	$134,395
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Income producing CRE
Pass	$74,737	$83,765	$80,652	$36,611	$110,249	$61,364	$650	$-	$448,028
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	1,075	-	-	1,075
Total income producing	$74,737	$83,765	$80,652	$36,611	$110,249	$62,439	$650	$-	$449,103
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Owner-occupied CRE
Pass	$54,648	$14,945	$5,450	$8,871	$13,938	$30,692	$501	$200	$129,245
Special mention	-	-	-	-	-	2,461	-	-	2,461
Substandard	-	670	87	198	3,364	4,395	-	-	8,714
Total owner occupied	$54,648	$15,615	$5,537	$9,069	$17,302	$37,548	$501	$200	$140,420
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Senior housing
Pass	$146,754	$96,754	$19,697	$18,263	$-	$15,966	$-	$-	$297,434
Special mention	-	-	-	-	-	-	-	-	-
Substandard	1,980	-	-	-	5,018	3,863	-	-	10,861
Total senior housing	$148,734	$96,754	$19,697	$18,263	$5,018	$19,829	$-	$-	$308,295
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$20,175	$29,101	$16,812	$9,761	$7,698	$11,009	$12,517	$2,882	$109,955
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	519	1,789	-	1,393	3,701
Total non-real estate	$20,175	$29,101	$16,812	$9,761	$8,217	$12,798	$12,517	$4,275	$113,656
Current period gross charge-offs	$-	$-	$-	$12	$-	$5	$-	$-	$17

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following tables present the risk category of retail loans on amortized cost basis and, for 2026, gross charge-offs by vintage year as of September 30, 2026:

	Amortized Cost Basis by Origination Year
(In thousands of dollars)	2026	2025	2024	2023	2022	Prior	Revolvers	Revolvers Converted to Term	Total
Retail loans
Marine vessels
Performing	$81,383	$72,714	$31,673	$42,593	$64,747	$27,572	$-	$-	$320,682
Nonperforming	-	-	-	-	-	-	-	-	-
Total marine vessels	$81,383	$72,714	$31,673	$42,593	$64,747	$27,572	$-	$-	$320,682
Current period gross charge-offs	$-	$-	$-	$-	$27	$-	$-	$-	$27
Residential mortgages
Performing	$23,614	$41,296	$13,331	$19,836	$32,410	$41,067	$31,133	$401	$203,088
Nonperforming	-	-	-	388	-	-	-	-	388
Total residential mortgages	$23,614	$41,296	$13,331	$20,224	$32,410	$41,067	$31,133	$401	$203,476
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Cash value life insurance LOC
Performing	$-	$-	$-	$-	$-	$-	$86,348	$6,862	$93,210
Nonperforming	-	-	-	-	-	-	-	-	-
Total cash value life insurance LOC	$-	$-	$-	$-	$-	$-	$86,348	$6,862	$93,210
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other consumer
Performing	$6,785	$4,573	$1,078	$896	$42	$10,147	$140	$-	$23,661
Nonperforming	-	-	-	-	-	25	-	-	25
Total other consumer	$6,785	$4,573	$1,078	$896	$42	$10,172	$140	$-	$23,686
Current period gross charge-offs	$-	$-	$-	$-	$-	$91	$-	$-	$91

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

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when, in management’s judgment, the full collection of principal and/or interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as nonaccrual is typically applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment, approved by the Company’s Chief Credit Officer. Past due loans are loans whose principal or interest is past due 30 days or more. During the nine months ended September 30, 2026 and 2025, there was $61 thousand and $8 thousand, respectively, of interest income reversed from income related to loans that were transferred to nonaccrual status.

The following table presents a summary of past due and nonaccrual loans as of September 30, 2026:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More and Accruing	Nonaccrual	Total Past Due and Nonaccrual	Total Loans Receivable
Acquisition, development and construction	$134,395	$-	$-	$-	$-	$-	$134,395
Income producing CRE	448,028	621	-	-	454	1,075	449,103
Owner-occupied CRE	136,637	269	-	-	3,514	3,783	140,420
Senior housing	301,297	-	-	-	6,998	6,998	308,295
Commercial and industrial	109,940	-	15	-	3,701	3,716	113,656
Marine vessels	320,682	-	-	-	-	-	320,682
Residential mortgages	202,945	-	143	-	388	531	203,476
Cash value life insurance LOC	93,210	-	-	-	-	-	93,210
Other consumer	23,609	41	11	25	-	77	23,686
Total	$1,770,743	$931	$169	$25	$15,055	$16,180	$1,786,923

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

Individually Analyzed Collateral-Dependent Loans

As of September 30, 2026, there were $15.1 million of individually analyzed collateral-dependent loans which are primarily secured by real estate, equipment and receivables. All of the Company's nonaccrual loans at September 30, 2026 are collateral-dependent. The following table presents an analysis of nonaccrual loans that are also collateral-dependent financial assets and related allowance for credit losses:

(In thousands of dollars)	Nonaccrual Loans with No Allowance	Nonaccrual Loans with an Allowance	Total Nonaccrual Loans	Allowance for Credit Losses	Nonaccrual Interest Income Recognized
Income producing CRE	$454	$-	$454	$-	$-
Owner-occupied CRE	3,316	198	3,514	37	-
Senior housing	6,998	-	6,998	-	-
Commercial and industrial	-	3,701	3,701	634	96
Residential mortgages	388	-	388	-	16
Total	$11,156	$3,899	$15,055	$671	$112

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

There were no loans modified to borrowers experiencing financial difficulty during the three months ended September 30, 2026 and 2025.

The following table shows the amortized cost basis of the loans modified to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of concession granted during the nine months ended September 30, 2026:

(Dollars in thousands)	Principal forgiveness	Payment deferral	Term extension	Interest rate reduction	Combination of term extension and payment delay	Combination of term extension and interest rate reduction	Total modified loans	Percent of total loan class
Commercial loans
Owner-occupied CRE	$-	$-	$-	$-	$198	$-	$198	0.1%
Senior housing	-	-	-	-	1,980	-	1,980	0.6%
Total	$-	$-	$-	$-	$2,178	$-	$2,178	0.1%

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

The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans as of September 30, 2026 or September 30, 2025.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2026:

Loan type	Financial effect
Combination of term extension and payment delay
Owner-occupied CRE	Extended maturity date 6 years and provided 8 months of partial payments.
Senior housing	Extended maturity for 9 months with provisional extension for 6 additional months upon meeting certain conditions.

The following table describes the financial effect of the modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2025:

Loan type	Financial effect
Combination of term extension and payment delay
Senior housing	Provided term extension of 14 months and deferral of full principal and interest payments.

The Company monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last 12 months as of September 30, 2026:

		Loans Past Due
(In thousands of dollars)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total
Commercial real estate
Owner-occupied CRE	$-	$-	$-	$198	$198
Senior housing	-	1,980	-	-	1,980
Total	$-	$1,980	$-	$198	$2,178
Total nonaccrual loans included above	$-	$1,980	$-	$198	$2,178

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

The following table provides the amortized cost basis of financing receivables during the three months ended September 30, 2026 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Owner-occupied CRE	$-	$-	$-	$-	$198	$-	$-
Senior housing	-	-	-	-	1,980	-	-
Total	$-	$-	$-	$-	$2,178	$-	$-

The following table provides the amortized cost basis of financing receivables during the nine months ended September 30, 2026 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Owner-occupied CRE	$-	$-	$-	$-	$198	$-	$-
Senior housing	-	-	-	-	1,980	-	-
Total	$-	$-	$-	$-	$2,178	$-	$-

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

The following table provides the amortized cost basis of financing receivables during the nine months ended September 30, 2025 that had a payment default and were modified in the 12 months before default to borrowers experiencing financial difficulty:

(In thousands of dollars)	Principal Forgiveness	Payment Deferral	Term Extension	Interest Rate Reduction	Combination Term Extension and Payment Delay	Combination Term Extension and Principal Forgiveness	Combination Term Extension and Interest Rate Reduction
Commercial loans
Senior housing	$-	$-	$-	$-	$6,383	$-	$-
Total	$-	$-	$-	$-	$6,383	$-	$-

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended September 30, 2026:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended September 30, 2026
Commercial loans
Acquisition, development, and construction	$2,170	$-	$-	$(401)	$1,769
Income producing CRE	7,216	-	-	(315)	6,901
Owner-occupied CRE	1,066	-	-	29	1,095
Senior housing	3,637	-	-	474	4,111
Commercial and industrial	1,591	(5)	10	(195)	1,401
Total commercial loans	15,680	(5)	10	(408)	15,277
Retail loans
Marine vessels	1,425	-	-	135	1,560
Residential mortgages	2,295	-	1	40	2,336
Cash value life insurance LOC	88	-	-	9	97
Other consumer	329	(39)	4	59	353
Total retail loans	4,137	(39)	5	243	4,346
Total allowance for funded loans	19,817	(44)	15	(165)	19,623
Reserve for losses on unfunded loan commitments	3,856	-	-	(264)	3,592
Total ACL	$23,673	$(44)	$15	$(429)	$23,215

The following table presents a summary of the Company's allowance, by loan category for credit losses for the nine months ended September 30, 2026:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Nine Months Ended September 30, 2026
Commercial loans
Acquisition, development, and construction	$1,623	$-	$-	$146	$1,769
Income producing CRE	7,027	-	-	(126)	6,901
Owner-occupied CRE	870	-	-	225	1,095
Senior housing	4,051	-	-	60	4,111
Commercial and industrial	902	(17)	24	492	1,401
Total commercial loans	14,473	(17)	24	797	15,277
Retail loans
Marine vessels	1,412	(27)	-	175	1,560
Residential mortgages	2,412	-	3	(79)	2,336
Cash value life insurance LOC	82	-	-	15	97
Other consumer	364	(91)	13	67	353
Total retail loans	4,270	(118)	16	178	4,346
Total allowance for funded loans	18,743	(135)	40	975	19,623
Reserve for losses on unfunded loan commitments	3,956	-	-	(364)	3,592
Total ACL	$22,699	$(135)	$40	$611	$23,215

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents a summary of the Company's allowance, by loan category for credit losses for the three months ended September 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Three Months Ended September 30, 2025
Commercial loans
Acquisition, development, and construction	$1,243	$-	$-	$52	$1,295
Income producing CRE	7,082	-	-	175	7,257
Owner-occupied CRE	762	-	-	(16)	746
Senior housing	3,625	-	-	186	3,811
Commercial and industrial	831	(1)	30	(75)	785
Total commercial loans	13,543	(1)	30	322	13,894
Retail loans
Marine vessels	1,376	(162)	-	318	1,532
Residential mortgages	2,141	-	2	13	2,156
Cash value life insurance LOC	82	-	-	(1)	81
Other consumer	355	-	6	4	365
Total retail loans	3,954	(162)	8	334	4,134
Total allowance for funded loans	17,497	(163)	38	656	18,028
Reserve for losses on unfunded loan commitments	3,499	-	-	(3)	3,496
Total ACL	$20,996	$(163)	$38	$653	$21,524

The following table presents a summary of the Company's allowance, by loan category for credit losses for the nine months ended September 30, 2025:

	Beginning			Provision	Ending
(In thousands of dollars)	Balance	Charge-offs	Recoveries	(Release)	Balance
Nine Months Ended September 30, 2025
Commercial loans
Acquisition, development, and construction	$1,188	$-	$-	$107	$1,295
Income producing CRE	5,867	-	-	1,390	7,257
Owner-occupied CRE	543	-	-	203	746
Senior housing	4,576	-	-	(765)	3,811
Commercial and industrial	751	(33)	42	25	785
Total commercial loans	12,925	(33)	42	960	13,894
Retail loans
Marine vessels	1,688	(162)	-	6	1,532
Residential mortgages	2,015	-	7	134	2,156
Cash value life insurance LOC	88	-	-	(7)	81
Other consumer	402	(239)	37	165	365
Total retail loans	4,193	(401)	44	298	4,134
Total allowance for funded loans	17,118	(434)	86	1,258	18,028
Reserve for losses on unfunded loan commitments	2,720	-	-	776	3,496
Total ACL	$19,838	$(434)	$86	$2,034	$21,524

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written are represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2026 and December 31, 2025 include:

(In thousands of dollars)	September 30, 2026	December 31, 2025
Commitments to extend credit	$548,163	$510,977
Letters of credit	131	181
Total	$548,294	$511,158

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

Investments in Tax Credits and SBICs

The Company has invested capital in certain tax credit investments, including a limited partnership to obtain renewable energy tax credits generated by solar power projects, Small Business Investment Companies ("SBICs") that provide funds to qualifying small businesses, and other partnership investments. The following table summarizes the solar tax credit investment, SBICs and other partnership investments as of September 30, 2026 and December 31, 2025:

(In thousands of dollars)	Balance Sheet Location	September 30, 2026	December 31, 2025
Carrying amount
Solar tax credit	Other assets	$1,404	$1,701
SBICs	Other assets	1,181	765
Other	Other assets	1,824	1,844
Off-Balance-Sheet future funding commitments
Solar tax credit	N/A	$4,905	$1,193
SBICs	N/A	4,844	270
Other	N/A	363	138

The following table presents a summary of net provision (benefit) to income tax expense from tax credit investments recognized in the provision for income taxes related to the recognition of tax credits, amortization, adjustments to taxes payable from flow-through losses, and changes in deferred tax items, and the effect of SBICs and other investments for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended		Nine Months Ended
	Income Statement	September 30,		September 30,
(In thousands of dollars)	Location	2026	2025	2026	2025
Investments category
Investment in solar tax credits	Income tax (benefit) expense	$(502)	$6	$(567)	$(430)
Investment in SBICs	Other noninterest income	22	-	32	453
Investment in other	Other noninterest income	7	30	15	70

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Contingencies

The Company is subject to claims and lawsuits which arise primarily in the ordinary course of business. Management is not aware of any legal proceedings which could have a material adverse effect on the financial position or operating results of the Company.

NOTE 5 — NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted income per share is computed by dividing net income by the weighted-average number of common shares outstanding and dilutive common share equivalents using the treasury stock method. Dilutive common share equivalents include common shares issuable upon exercise of outstanding in-the-money stock options, as well as restricted stock units. Potential common shares are not included in the denominator of the diluted per share computation when inclusion would be anti-dilutive. For the three and nine months ended September 30, 2026, there were nil and 500 common shares, respectively, that were not included in the potentially dilutive common shares. For the three and nine months ended September 30, 2025, there were no common shares that were not included in the potentially dilutive common shares.

Net income per common share was calculated as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands of dollars except share and per share amounts)	2026	2025	2026	2025
Net income per share - basic computation:
Net income available to common shareholders	$8,772	$6,741	$22,434	$17,756
Average common shares outstanding - basic	11,929,204	11,941,965	11,970,809	10,837,050
Basic net income per share	$0.73	$0.57	$1.87	$1.64

Diluted net income per share computation:
Net income available to common shareholders	$8,772	$6,741	$22,434	$17,756
Average common shares outstanding - basic	11,929,204	11,941,965	11,970,809	10,837,050
Incremental shares from assumed conversions
Stock options	345,476	279,682	339,708	269,626
Restricted stock units	96,842	103,815	110,904	111,296
Average common shares outstanding - diluted	12,371,522	12,325,462	12,421,421	11,217,972
Diluted net income per share	$0.71	$0.54	$1.81	$1.58

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

Securities AFS — Securities AFS are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange such as the New York Stock Exchange that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include corporate debt securities in less liquid markets.

Equity Securities — Equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices. There were no equity securities held at September 30, 2026 and December 31, 2025.

Loans Held for Sale — Loans held for sale are comprised of loans originated for sale in the ordinary course of business and purchased with intent to sell through MBF. The fair value of loans originated for sale in the secondary market is based on purchase commitments or quoted prices for the same or similar loans and are classified as recurring Level 2. There were no loans held for sale requiring fair value adjustments at September 30, 2026 and December 31, 2025.

Collateral-Dependent Loans — The Company does not record loans at fair value on a recurring basis, however, from time to time, a loan is considered collateral-dependent and evaluated individually for impairment; an allowance for credit loss may be established for such loans. Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. If a loan is determined to be collateral-dependent, or if foreclosure is probable, the Company measures the net realizable value of the collateral (fair value less costs to sell) to determine the level of impairment for the loan. The valuation of collateral is supported by an appraisal, brokers price opinion, or other comparable market data. Otherwise, the Company performs a discounted cash flow analysis on the loan to determine the level of ACL needed. At September 30, 2026 and December 31, 2025, substantially all of the individually evaluated collateral-dependent loans were evaluated based upon the fair value of the collateral. Collateral-dependent loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Repossessed Assets — Repossessed assets are adjusted to fair value upon transfer of the loans to other assets. Repossessed assets may include personal property, such as marine vessels, automobiles, or other non-real estate assets. These assets obtained in settlement of loans are recorded initially at estimated fair value less estimated selling costs at the date of repossession. The initial recorded value may be subsequently reduced by additional allowances, which are charges to earnings if the estimated fair value of the assets less estimated selling costs declines below the initial recorded value. Repossessed assets are presented as measured on a non-recurring basis includes only those assets that had changes in valuation. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Derivative Financial Instruments — The Company’s derivative financial instruments, which are interest rate contracts, are valued using a discounted cash flow method that incorporates current market interest rates.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy at September 30, 2026 and December 31, 2025:

	September 30, 2026
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$946	$-	$946	$-
Municipal obligations	53,011	-	53,011	-
Mortgage-backed securities	203,623	-	203,623	-
Asset-backed securities	22,405	-	22,405	-
Corporate debt securities	52,679	-	52,679	-
Total	$332,664	$-	$332,664	$-
Other
Derivative assets	$6,277	$-	$6,277	$-
Liabilities:
Derivative liabilities	$(1,103)	$-	$(1,103)	$-

	December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities
U.S. Treasuries	$5,850	$-	$5,850	$-
Municipal obligations	58,642	-	58,642	-
Mortgage-backed securities	180,060	-	180,060	-
Asset-backed securities	27,000	-	27,000	-
Corporate debt securities	58,951	-	58,451	500
Total	$330,503	$-	$330,003	$500
Other
Derivative assets	$6,135	$-	$6,135	$-

The changes in Level 3 assets measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 are summarized as follows:

Corporate
(In thousands of dollars)	Debt Securities
Fair value, January 1, 2026	$500
Total net gains included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	(500)
Transfers into/out of Level 3	-
Fair value, September 30, 2026	$-

Fair value, January 1, 2025	500
Total net gains included in:
Net income	-
Other comprehensive income	-
Purchases, sales, issuances and settlements, net	-
Transfers into/out of Level 3	-
Fair value, December 31, 2025	$500

There were no Level 3 liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets and liabilities carried on the balance sheet by caption and by level within the valuation hierarchy (as described above) for which a nonrecurring change in fair value has been recorded during the nine months ended September 30, 2026 and the year ended December 31, 2025.

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

	September 30, 2026
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Repossessed assets	$597	$-	$-	$597
Collateral-dependent loans, net	14,384	-	-	14,384
Total	$14,981	$-	$-	$14,981

	December 31, 2025
(In thousands of dollars)	Total	Level 1	Level 2	Level 3
Collateral-dependent loans, net	$17,997	$-	$-	$17,997
Total	$17,997	$-	$-	$17,997

There were no liabilities measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025.

The following tables present quantitative information about the unobservable inputs used in Level 3 fair value measurements at September 30, 2026 and December 31, 2025:

September 30, 2026	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Repossessed assets	$597	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%
Collateral-dependent loans, net	14,384	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

December 31, 2025	(In thousands of dollars)
Financial Instrument	Net Carrying Value	Valuation Technique	Unobservable Input	Input
Collateral-dependent loans, net	$17,997	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

Fair Value of Financial Instruments

The following tables include the estimated fair value of the Company’s financial assets and financial liabilities. The methodologies for estimating the fair value of financial assets and financial liabilities measured on a recurring and nonrecurring basis are discussed above. The methodologies for estimating the fair value for other financial assets and financial liabilities are discussed below. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data in order to develop the estimates of fair value. Accordingly, the estimates presented below are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts at September 30, 2026.

	September 30, 2026
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$45,218	$45,218	$45,218	$-	$-
Loans held for sale	142,399	142,399	-	142,399
Loans held for investment, net	1,767,300	1,737,012	-	-	1,737,012
Non-marketable equity securities	8,926	8,926	-	-	8,926
Financial Liabilities:
Deposits	2,100,746	1,924,105	-	1,924,105	-
Other borrowings	30,000	29,988	-	29,988	-

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

	December 31, 2025
(In thousands of dollars)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$79,767	$79,767	$79,767	$-	$-
Loans held for sale	170,933	170,933	-	170,933
Loans held for investment, net	1,598,572	1,565,718	-	-	1,565,718
Non-marketable equity securities	8,759	8,759	-	-	8,759
Financial Liabilities:
Deposits	1,987,684	1,884,592	-	1,884,592	-
Other borrowings	30,000	30,002	-	30,002	-

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The tables below presents the revenue streams within the scope of the standard and is followed by a description of each noninterest income revenue stream for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2026
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$476	$476	$-	$1,398	$1,398
Income from mortgage originations	-	375	375	-	1,172	1,172
Gain on sale of government guaranteed loans	-	1,558	1,558	-	2,202	2,202
Interchange income and card fees	244	-	244	773	-	773
Service charges on deposit accounts	268	-	268	736	-	736
Other noninterest income	111	297	408	142	1,075	1,217
Total noninterest income	$623	$2,706	$3,329	$1,651	$5,847	$7,498

	Three Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2025
(In thousands of dollars)	Within Scope	Out of Scope	Total	Within Scope	Out of Scope	Total
Noninterest income:
Bank-owned life insurance	$-	$461	$461	$-	$1,349	$1,349
Income from mortgage originations	-	299	299	-	846	846
Gain on sale of government guaranteed loans	-	613	613	-	878	878
Interchange income and card fees	238	-	238	761	-	761
Service charges on deposit accounts	208	-	208	634	-	634
Losses on sale of available-for-sale securities[1]	-	(10)	(10)	-	(10)	(10)
Other noninterest income	18	273	291	53	1,265	1,318
Total noninterest income	$464	$1,636	$2,100	$1,448	$4,328	$5,776

(1) Included in other noninterest income on the Consolidated Statements of Income.

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

Contract assets and liabilities — A contract asset balance typically occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. In contrast, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams that are within the scope of ASC 606 are largely based

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

on transactional activity which typically occurs at a point in time immediately after the performance obligations have been satisfied. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers. Therefore, the Company does not experience significant contract balances. As of September 30, 2026 and 2025, the Company did not have any significant contract balances.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. For these short-term leases, lease expense is recognized on a straight-line basis over the lease term. Rental expense recorded under short-term lease for the three months ended September 30, 2026 and 2025 was $13 thousand and nil, respectively. Rental expense recorded under short-term lease for the nine months ended September 30, 2026 and 2025 was $24 thousand and $13 thousand, respectively. At September 30, 2026 and December 31, 2025, the Company had no leases classified as finance leases.

At September 30, 2026 and December 31, 2025, the Company had an operating lease right-of-use ("ROU") asset of $6.2 million and $3.9 million, respectively, and an operating lease liability of $7.5 million and $4.6 million, respectively. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.

Rental expense recorded under long-term leases for the three months ended September 30, 2026 and 2025 was $322 thousand and $266 thousand, respectively. Rental expense recorded under long-term leases for the nine months ended September 30, 2026 and 2025 was $880 thousand and $819 thousand, respectively.

The weighted-average remaining lease term and the weighted-average discount rate for operating leases were 6.24 years and 3.69%, respectively, at September 30, 2026.

A maturity analysis of the Company's operating lease liabilities and reconciliation of the undiscounted cash flows to the operating lease liability at September 30, 2026 is as follows (in thousands of dollars):

September 30, 2027	$1,260
September 30, 2028	1,473
September 30, 2029	1,346
September 30, 2030	1,334
September 30, 2031	1,251
Thereafter	1,924
Total undiscounted cash flows	8,588
Discount on cash flows	(1,043)
Total lease liability	$7,545

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

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The Company presents derivative position gross on the balance sheet. The following tables reflect the derivatives recorded on the balance sheet as of the dates indicated:

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
September 30, 2026	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$25,000	$3,649	$-	$-
Interest rate collars related to cash flow hedges	-	-	250,000	(1,103)
Interest rate swaps related to fair value hedges	25,535	2,628	-	-
Total		$6,277		$(1,103)

	Included in Other Assets		Included in Other Liabilities
(In thousands of dollars)	Notional	Fair	Notional	Fair
December 31, 2025	Amount	Value	Amount	Value
Derivatives designated as hedges:
Interest rate swaps related to cash flow hedges	$75,000	$2,931	$-	$-
Interest rate collars related to cash flow hedges	150,000	1,195	-	-
Interest rate swaps related to fair value hedges	25,535	2,009	-	-
Total		$6,135		$-

The Company did not have any derivatives that are not designated as hedges as of September 30, 2026 and December 31, 2025.

Fair Value Hedges

Fair value hedge interest rate swaps mature on various dates with a combined notional amount of $25.5 million at September 30, 2026 and December 31, 2025. The risk management objective with respect to the fair value hedges is to hedge the interest rate risk associated with longer duration municipal securities. These fair value hedges convert the fixed rates of the bonds to a floating leg of the overnight Secured Overnight Financing Rate ("Overnight SOFR") + 26.161 basis points. The hedges were determined to be effective during the periods presented. The Company expects these hedges to remain effective during the remaining term of the swap.

The following table presents the amounts recorded on the balance sheet related to cumulative basis adjustment for the fair value hedges as of September 30, 2026 and December 31, 2025:

Cumulative Amount of Fair
Line Item in the			Value Hedging Adjustment
Balance Sheet in			Included in the Carrying
Which the Hedged	Carrying Amount		Amount of the
Item is Included	of the Hedged Assets		Hedged Assets
	September 30,	December 31,	September 30,	December 31,
(In thousands of dollars)	2026	2025	2026	2025
Securities available-for-sale	$23,045	$23,725	$(2,736)	$(2,109)

As of September 30, 2026 and December 31, 2025, the total notional amount of the pay-fixed/receive variable interest rate swap portfolio was $25.5 million. There were no hedging adjustments on the balances above for discontinued relationships.

The following table summarizes information about the interest rate swaps designated as fair value hedges at September 30, 2026:

(Dollars in thousands)
Notional amount of fair value hedges	$25,535
Weighted average maturity in years	3.24

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

The following table presents the change in fair value for derivatives designated as fair value hedges as well as the offsetting change in fair value on the hedged item for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2026	2025	2026	2025
Interest rate contracts: Gain or (Loss)
Change in fair value of interest rate swaps hedging available-for-sale securities	$468	$(166)	$619	$(1,058)
Change in fair value of hedged available-for-sale securities	$(474)	$175	$(627)	$1,082

The following table presents the effect of fair value hedge accounting on the Consolidated Statements of Income and the location and amount of gain or (loss) recognized in income on fair value hedging relationships for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Interest Income (Offset to AOCI)	Interest Income (Offset to AOCI)	Interest Income (Offset to AOCI)	Interest Income (Offset to AOCI)
(In thousands of dollars)
Gain or (loss) on fair value hedging relationships
Interest contracts:
Change in fair value of interest rate swaps hedging available-for-sale securities	$468	$(166)	$619	$(1,058)
Change in fair value of hedged available-for-sale securities	$(474)	$175	$(627)	$1,082

Cash Flow Hedges

Two interest rate collars, one of which is forward-starting, with maturities of November 30, 2029, ($100.0 million notional) and November 30, 2028 ($150.0 million notional), were outstanding as of September 30, 2026. The Company designates both as cash flow hedges under the same hedging program. The risk management objective is to hedge forecasted interest rate receipts on floating rate loans indexed to Prime and SOFR. The hedged receipts are the interest payments on the first unhedged $100.0 million and $150.0 million, respectively, of a pool of such loans, for payments received from November 30, 2026 through November 30, 2029 and from November 30, 2025 to November 30, 2028, respectively. For both hedges, ineffectiveness is measured by modeling the hypothetical derivative as a four-legged collar with two bought and two sold legs due to embedded floors in the assets. Both hedges were determined to be effective during the periods presented, and the Company expects them to remain effective for the remaining term of each collar.

A cash flow hedge interest rate swap that matures on October 21, 2030 had a notional amount of $25.0 million as of September 30, 2026. The risk management objective with respect to the cash flow hedge is to hedge the risk of variability in the Company’s cash flows (future interest payments) attributable to changes in the 3-month LIBOR rate pertaining to fluctuations in market interest rates on $25.0 million of FHLBA, brokered certificates of deposit or other fixed rate advances for that period. The objective of the hedge is to offset the variability of cash flows due to the rollover of its fixed-rate 3-month FHLBA or another fixed rate advance every quarter from October 31, 2022 to October 21, 2030. After June 30, 2023, both LIBOR hedge and hedged item converted to Overnight SOFR as hedged item utilizes a benchmark rate component. The hedge was determined to be effective during the periods presented. The Company expects the hedge to remain effective during the remaining term of the swap.

The tables below present the gains and (losses) recognized in accumulated other comprehensive income ("AOCI") and the location in the Consolidated Statements of Income of the gains and (losses) reclassified from other comprehensive income ("OCI") into earnings for derivatives designated as cash flow hedges for the periods indicated:

Three Months Ended September 30, 2026
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(491)	Effective portion	$184
Deferred tax	$(179)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(109)

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

Three Months Ended September 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(279)	Effective portion	$316
Deferred tax	$(76)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(356)

Nine Months Ended September 30, 2026
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(731)	Effective portion	$548
Deferred tax	$(301)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(325)

Nine Months Ended September 30, 2025
(In thousands of dollars)
Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative	Location of Gain (Loss) Reclassified from OCI into Income	Amount of Gain (Loss) Reclassified from OCI into Income (pre-tax)

Interest rate contracts		Interest income (expense)
Effective portion	$(469)	Effective portion	$939
Deferred tax	$(180)	Amount excluded from the assessment of effectiveness and amortized into earnings	$(838)

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

The following tables summarize information about the interest rate swaps and option collars designated as cash flow hedges at September 30, 2026 (All rates described below are indexed to SOFR):

(Dollars in thousands)
Notional Amount - Pay Fixed Swap	$25,000
Weighted average fixed pay rate	1.06%
Weighted average 3-month receive rate	3.97%
Weighted average maturity in years	4.06
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest expense	$684
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest expense	$216

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

(Dollars in thousands)
Notional Amount Collars	$250,000
Weighted average bought floor strike	3.25%
Weighted average sold floor strike (*)	1.00%
Weighted average bought cap strike (*)	6.55%
Weighted average sold cap strike	5.15%
Weighted average maturity in years	2.57
During the next twelve months, the Company estimates that will be reclassified from OCI as a decrease to interest income	$330
During the next twelve months, the Company estimates that will be reclassified from Deferred Tax as a decrease to interest income	$104

(*) Applies only to the $150.0 million notional collar. The $100.0 million notional collar does not have a sold floor or bought cap.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2026 and 2025:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Three Months Ended September 30, 2026	Available-for-Sale	Cash Flow Hedges	Total
Beginning balance	$(12,261)	$1,786	$(10,475)
Other comprehensive loss before reclassification, net of tax	(7,780)	(509)	(8,289)
Amounts reclassified from accumulated other comprehensive income, net of tax	-	(57)	(57)
Net current period other comprehensive loss	(7,780)	(566)	(8,346)
Ending balance	$(20,041)	$1,220	$(18,821)
Three Months Ended September 30, 2025
Beginning balance	$(15,785)	$2,595	$(13,190)
Other comprehensive income (loss) before reclassification, net of tax	2,476	(270)	2,206
Amounts reclassified from accumulated other comprehensive income, net of tax	8	31	39
Net current period other comprehensive income (loss)	2,484	(239)	2,245
Ending balance	$(13,301)	$2,356	$(10,945)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2026 and 2025:

	Gains and Losses	Gains and Losses
(In thousands of dollars)	on Securities	on
Nine Months Ended September 30, 2026	Available-for-Sale	Cash Flow Hedges	Total
Beginning balance	$(11,393)	$2,174	$(9,219)
Other comprehensive loss before reclassification, net of tax	(8,648)	(783)	(9,431)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	(171)	(171)
Net current period other comprehensive loss	(8,648)	(954)	(9,602)
Ending balance	$(20,041)	$1,220	$(18,821)
Nine Months Ended September 30, 2025
Beginning balance	$(18,713)	$2,926	$(15,787)
Other comprehensive income (loss) before reclassification, net of tax	5,404	(493)	4,911
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	8	(77)	(69)
Net current period other comprehensive income (loss)	5,412	(570)	4,842
Ending balance	$(13,301)	$2,356	$(10,945)

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the three months ended September 30, 2026 and 2025:

CoastalSouth Bancshares, Inc. and Subsidiary
Notes to Consolidated Financial Statements (unaudited) - Continued

	(In thousands of dollars)
Details about Accumulated Other Comprehensive Income (Loss) Components	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Affected Line Item Where Net Income is Presented
Realized (gains) losses on available-for-sale securities	$-	$10	Losses on sale of available-for-sale securities
	-	(2)	Income tax benefit
	$-	$8	Net income
Realized (gains) losses on cash flow hedges	$109	$356	Interest income - Loans held-for-investment
	(184)	(316)	Interest expense - Interest-bearing deposits
	18	(9)	Income tax provision (benefit)
	$(57)	$31	Net (loss) income

The following were significant amounts reclassified out of each component of other comprehensive income (loss) for the nine months ended September 30, 2026 and 2025:

	(In thousands of dollars)
Details about Accumulated Other Comprehensive Income (Loss) Components	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	Affected Line Item Where Net Income is Presented
Realized (gains) losses on available-for-sale securities	$-	$10	Losses on sale of available-for-sale securities
	-	(2)	Income tax benefit
	$-	$8	Net income
Realized (gains) losses on cash flow hedges	$325	$838	Interest income - Loans held-for-investment
	(548)	(939)	Interest expense - Interest-bearing deposits
	52	24	Income tax provision
	$(171)	$(77)	Net loss

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

On October 19, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share on the Company’s common stock. The dividend is payable on November 24, 2026 to shareholders of record as of November 10, 2026.

The Company evaluated subsequent events through the date its financial statements were issued, and there were no other subsequent events requiring accrual or disclosure through November 6, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis of financial condition and results of operations, also referred to hereafter as this MD&A, is to aid in understanding significant changes in the financial condition of CoastalSouth Bancshares, Inc. and our wholly owned subsidiary, Coastal States Bank, as of December 31, 2025 and September 30, 2026, and on our results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included on the Company’s 2025 Form 10-K and information presented elsewhere in this Quarterly Report on Form 10‑Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

Overview

CoastalSouth Bancshares, Inc. (the "Company"), is a bank holding company headquartered in Atlanta, Georgia. The Company was incorporated under the laws of the Commonwealth of Virginia on May 24, 2004, and converted to a corporation organized under the laws of the State of Georgia on May 12, 2023. We operate through our wholly-owned banking subsidiary, Coastal States Bank (the "Bank" or "CSB"), a South Carolina state-chartered commercial bank. We currently operate 12 retail banking branches in three primary markets, including the Lowcountry of South Carolina, Savannah, Georgia, and metro Atlanta, Georgia. CSB also operates four specialty lines of business, including Senior Housing, Marine Lending, Government Guaranteed Lending, and Mortgage Banker Finance ("MBF"). The deposits of CSB are insured by the FDIC. Coastal States Mortgage, Inc. (“CSM”), a wholly owned subsidiary of CSB, is a mortgage company focused on originating single-family residential mortgages, some of which are retained in the portfolio. In this report on Form 10-Q, the words “the Company,” “we,” “us,” and “our” refer to CoastalSouth Bancshares, Inc., together with CSB and CSB’s wholly owned subsidiaries, except where the context requires otherwise.

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

In addition, changes in market conditions may reduce the availability of quoted prices or observable data. See Note 6 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Quarterly Report on Form 10-Q, for a complete discussion of fair value of financial assets and liabilities and their related measurement practices.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and the nine months ended September 30, 2026 and 2025. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of and for the Three Months Ended							As of and for the Nine Months Ended
(dollars in thousands except	September 30,	June 30,	March 31,		December 31,		September 30,	September 30,		September 30,
per share amounts)	2026	2026	2026		2025		2025	2026		2025
Selected Operating Data:
Interest income	$34,878	$33,558	$32,568		$33,006		$32,890	$101,004		$94,707
Interest expense	13,351	12,893	12,824		13,143		13,700	39,068		40,680
Net interest income	21,527	20,665	19,744		19,863		19,190	61,936		54,027
(Recovery) provision for credit losses	(429)	658	382		1,162		653	611		2,034
Noninterest income	3,329	2,202	1,967		2,295		2,100	7,498		5,776
Noninterest expense	13,710	13,374	13,044		12,262		11,856	40,128		35,367
Income tax expense	2,803	1,502	1,956		1,598		2,040	6,261		4,646
Net income	8,772	7,333	6,329		7,136		6,741	22,434		17,756
Share and Per Share Data:
Basic earnings per share	$0.73	$0.61	$0.53		$0.60		$0.57	$1.87		$1.64
Diluted earnings per share	$0.71	$0.59	$0.51		$0.58		$0.54	$1.81		$1.58
Dividends per share	$0.05	$0.05	$0.05	$	n/a	$	n/a	$0.15	$	n/a
Book value per share	$22.32	$22.47	$21.94		$21.66		$20.91	$22.32		$20.91
Tangible book value per common share (1)	$21.90	$22.06	$21.52		$21.25		$20.49	$21.90		$20.49
Shares of common stock outstanding	11,734,134	12,003,040	11,985,414		11,980,412		11,978,921	11,734,134		11,978,921
Weighted average diluted shares outstanding	12,371,522	12,447,791	12,440,809		12,387,619		12,325,462	12,421,421		11,217,972
Selected Balance Sheet Data:
Total assets	$2,423,766	$2,420,993	$2,348,547		$2,306,586		$2,255,389	$2,423,766		$2,255,389
Securities available-for-sale, at fair value (2)	332,664	348,582	347,533		330,503		334,955	332,664		334,955
Gross loans held for investment	1,786,923	1,705,370	1,627,261		1,617,315		1,552,976	1,786,923		1,552,976
Loans held for sale	142,399	223,112	202,615		170,933		231,593	142,399		231,593
Allowance for credit losses	19,623	19,817	18,826		18,743		18,028	19,623		18,028
Goodwill and other intangible assets	6,307	6,246	6,243		6,262		6,186	6,307		6,186
Total deposits	2,100,746	2,047,671	2,057,144		1,987,684		1,949,672	2,100,746		1,949,672
Core deposits (3)	1,773,730	1,793,743	1,798,553		1,680,650		1,654,764	1,773,730		1,654,764
Other borrowings	30,000	75,000	-		30,000		25,000	30,000		25,000
Total shareholders' equity	261,920	269,703	262,923		259,529		250,438	261,920		250,438

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

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025	2026	2025
Performance Ratios:
Pre-tax pre-provision net revenue (PPNR) (4)	$11,146	$9,493	$8,667	$9,896	$9,434	$29,306	$24,436
Return on average assets (ROAA) (5)	1.45%	1.24%	1.10%	1.24%	1.20%	1.27%	1.09%
Return on average equity (5)	12.88	11.02	9.71	11.02	10.84	11.23	10.91
Return on average tangible common equity (ROATCE) (4)(5)	13.12	11.23	9.90	11.24	11.07	11.44	11.17
Dividend payout ratio	6.92	8.33	9.69	n/a	n/a	8.16	n/a
Net interest rate spread (5)(6)	2.99	2.97	2.90	2.87	2.83	2.95	2.76
Net interest margin (5)(7)	3.70	3.66	3.59	3.60	3.58	3.65	3.48
Efficiency ratio (8)	55.16	58.49	60.08	55.34	55.69	57.79	59.14
Noninterest income to average total assets (5)	0.55	0.37	0.34	0.40	0.37	0.42	0.35
Noninterest expense to average total assets (5)	2.26	2.27	2.27	2.13	2.11	2.27	2.17
Average interest-earning assets to average interest-bearing liabilities	130.86	130.15	129.61	130.41	129.16	130.22	127.34
Average equity to average total assets	11.22	11.29	11.34	11.22	11.08	11.28	9.99
Asset Quality Data:
Net charge-offs to average LHFI (5)	0.01%	0.01%	0.01%	0.00%	0.03%	0.01%	0.03%
Net charge-offs to total average loans (5)	0.01	0.01	0.01	0.00	0.03	0.01	0.03
Total allowance for credit losses to total LHFI	1.10	1.16	1.16	1.16	1.16	1.10	1.16
Total allowance for credit losses to total loans	1.02	1.03	1.03	1.05	1.01	1.02	1.01
Total allowance for credit losses to nonperforming loans	130.13	108.16	103.54	102.39	127.03	130.13	127.03
Nonperforming loans to gross LHFI	0.84	1.07	1.12	1.13	0.91	0.84	0.91
Nonperforming assets to total assets	0.62	0.76	0.77	0.79	0.63	0.62	0.63
Adjusted nonperforming assets to total assets (4)	0.45	0.61	0.62	0.62	0.43	0.45	0.43
Balance Sheet Ratios:
Loan-to-deposit ratio	91.84%	94.18%	88.95%	89.97%	91.53%	91.84%	91.53%
Noninterest bearing deposits to total deposits	16.21	17.38	15.12	15.71	16.08	16.21	16.08
Capital Ratios:
Total shareholders' equity to total assets	10.81%	11.14%	11.20%	11.25%	11.10%	10.81%	11.10%
Tangible common equity to tangible assets (9)	10.63	10.96	11.01	11.06	10.91	10.63	10.91
Tier 1 leverage ratio (10)	11.07	11.12	11.21	11.18	11.15	11.07	11.15
Common equity tier 1 ratio (10)	12.30	12.30	12.19	12.30	11.94	12.30	11.94
Tier 1 risk-based capital ratio (10)	12.30	12.30	12.19	12.30	11.94	12.30	11.94
Total risk-based capital ratio (10)	13.36	13.39	13.25	13.31	12.90	13.36	12.90
Other:
Number of branches	12	11	11	11	11	12	11
Number of full-time equivalent employees	210	201	201	196	194	207	187

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

(10) Ratios are for Coastal States Bank only.

Results of Operations — Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following discussion of our results of operations compares the three months ended September 30, 2026 and 2025. We reported net income for the three months ended September 30, 2026 of $8.8 million compared to net income of approximately $6.7 million for the three months ended September 30, 2025. The increase of approximately $2.0 million was principally attributable to higher net interest income and noninterest income coupled with a lower provision for credit losses, offset by higher noninterest expense, primarily salaries and employee benefits, and income tax provision.

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

	For the Three Months Ended September 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$23,841	$132	2.20%	$21,058	$129	2.43%
Federal funds sold	51,509	486	3.74	52,240	616	4.68
Investment securities	356,044	4,066	4.53	339,619	4,125	4.82
Loans:
Loans held for sale	145,169	2,781	7.60	167,424	3,422	8.11
Gross loans held for investment	1,733,109	27,413	6.28	1,543,363	24,598	6.32
Total earning assets	2,309,672	34,878	5.99	2,123,704	32,890	6.14
Noninterest-earning assets	98,517			102,274
Total assets	$2,408,189			$2,225,978
Interest-bearing liabilities:
Demand deposits	$222,231	$623	1.11%	$195,812	$385	0.78%
Money market deposits	726,364	5,384	2.94	599,475	4,834	3.20
Savings deposits	35,783	48	0.53	35,414	45	0.50
Time deposits	728,378	6,780	3.69	801,066	8,010	3.97
Total interest-bearing deposits	1,712,756	12,835	2.97	1,631,767	13,274	3.23
Borrowings	52,175	516	3.92	12,463	426	13.56
Total interest-bearing liabilities	$1,764,931	$13,351	3.00%	$1,644,230	$13,700	3.31%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$343,110			$306,133
Other noninterest-bearing liabilities	29,996			28,927
Total noninterest-bearing liabilities	373,106			335,060
Shareholders' equity	270,152			246,688
Total liabilities and shareholders' equity	$2,408,189			$2,225,978
Net interest income		$21,527			$19,190
Net interest spread			2.99%			2.83%
Net interest margin			3.70%			3.58%

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

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$69	$(66)	$3
Federal funds sold	521	(651)	(130)
Investment securities	1,254	(1,313)	(59)
Loans:
Loans held for sale	495	(1,136)	(641)
Gross loans held for investment	3,800	(985)	2,815
Total earning assets	$6,139	$(4,151)	$1,988
Interest-bearing liabilities:
Demand deposits	$(629)	$867	$238
Money market deposits	2,628	(2,078)	550
Savings deposits	(10)	13	3
Time deposits	1,697	(2,927)	(1,230)
Total interest-bearing deposits	$3,686	$(4,125)	$(439)
Borrowings	1,691	(1,601)	90
Total interest-bearing liabilities	$5,377	$(5,726)	$(349)
Net interest income	$762	$1,575	$2,337

Net interest income for the three months ended September 30, 2026 was $21.5 million compared to $19.2 million for the three months ended September 30, 2025, an increase of $2.3 million, or 12.2%. This increase was primarily due to an increase in the average balance of our total interest-earning assets coupled with a decrease in the average rate paid on interest-bearing liabilities. The increase in the average balance for the interest-earning assets was primarily due to an increase in average loans held-for-investment outstanding and investment securities; offset by a net decrease in other categories, primarily loans held-for-sale. The yield on total earning assets and interest-bearing liabilities decreased by 15 and 31 basis points, respectively, during the same period.

Total interest income for the three months ended September 30, 2026 was $34.9 million compared to $32.9 million for the three months ended September 30, 2025, an increase of $2.0 million, or 6.0%. This increase was primarily due to growth in our loans held-for-investment portfolio, notwithstanding lower yields; offset by a net decrease in other categories, primarily loans held-for-sale and federal funds sold.

Interest and fees on LHFI were $27.4 million for the three months ended September 30, 2026 compared to $24.6 million for the three months ended September 30, 2025, an increase of $2.8 million, or 11.4%. This increase was primarily attributable to an increase in average LHFI of $189.7 million, or 12.3%, despite a decrease in yield. The yield on gross LHFI decreased by 5 basis points compared to the same period in 2025. Interest and fees on LHFS were $2.8 million for the three months ended September 30, 2026 compared to $3.4 million for the three months ended September 30, 2025. This decrease was primarily due to a decrease in yield by 51 basis points, coupled with a decrease in the average balance of LHFS outstanding compared to the same period in 2025.

Interest income on investment securities remained flat at $4.1 million for the three months ended September 30, 2026 and 2025. Investment securities average balance increased by $16.4 million, notwithstanding a 29 basis points decrease in yield during the period.

Interest expense for the three months ended September 30, 2026 was $13.4 million compared to $13.7 million for the three months ended September 30, 2025, a decrease of $349 thousand, or 2.5%. This decrease was primarily driven by lower average time deposits, coupled with a 31 basis point decrease in the average cost of overall total interest-bearing liabilities, primarily in borrowings, due to the payoff of the Company's subordinated debt towards the end of third quarter of 2025, and money market and time deposit accounts, as rates continued to align with the market.

Net interest margin for the three months ended September 30, 2026 and 2025 was 3.70% and 3.58%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to a combination of average total earning assets growth and a decrease in yield for average total interest-bearing liabilities. Average earning assets for the three months ended September 30, 2026 increased by $186.0 million compared to the three months ended September 30, 2025, principally due to growth of our loans held-for-investment portfolio and investment securities. Average interest-bearing liabilities for the three months ended September 30, 2026 increased by $120.7 million compared to the three months ended September 30, 2025, driven by growth in average interest-bearing deposits, primarily money market and demand deposits accounts and borrowings; offset by a net decrease in other interest-bearing liabilities categories, primarily time deposits.

Provision for Credit Losses

There was a recovery for credit losses during the three months ended September 30, 2026 of $429 thousand compared to a provision for credit losses of $653 thousand during the three months ended September 30, 2025, a decrease of $1.1 million or 165.7%. This decrease was due to updates to loss rates and economic scenarios and reductions to reserves on individually evaluated loans, offset by increased reserves related to loan growth during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Our allowance for credit losses as a percentage of gross LHFI was 1.10% and 1.16% at September 30, 2026 and 2025, respectively.

Noninterest Income

Noninterest income for the three months ended September 30, 2026 was approximately $3.3 million, an increase of $1.2 million or 58.5%, compared to approximately $2.1 million for the three months ended September 30, 2025. This increase was principally across the board, but primarily in gain on sale of GGL and other noninterest income.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$476	$461	$15	3.3%
Income from mortgage originations	375	299	76	25.4
Gain on sale of government guaranteed loans	1,558	613	945	154.2
Interchange and card fee income	244	238	6	2.5
Service charges on deposit accounts	268	208	60	28.8
Other noninterest income	408	281	127	45.2
Total noninterest income	$3,329	$2,100	$1,229	58.5%

Mortgage banking related income increased by $76 thousand to $375 thousand for the three months ended September 30, 2026 compared to $299 thousand for the three months ended September 30, 2025. This increase was primarily due to higher secondary market mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees.

Gain on sale of GGL increased by $945 thousand for the three months ended September 30, 2026 compared to $613 thousand for the three months ended September 30, 2025. The Company's gain on the sale of GGL volume increases or decreases based on the attractiveness of market premiums and the amount of inventory of loans that are saleable.

Other noninterest income increased by $127 thousand to $408 thousand for the three months ended September 30, 2026 compared to $281 thousand for the three months ended September 30, 2025. This increase was primarily due to gain on sale of other loans, offset by a net decrease in other categories within other noninterest income.

Changes to income from bank-owned life insurance policies ("BOLI"), interchange and card fee income, and service charges on deposit accounts remained fairly comparable between three months ended September 30, 2026 and three months ended September 30, 2025.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2026 was $13.7 million compared to $11.9 million for the three months ended September 30, 2025, an increase of $1.9 million, or 15.6%. This increase was primarily in salaries and employee benefits, coupled with a net increase in all other noninterest expense categories, primarily other noninterest expense, and software and other technology expense.

The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$8,613	$6,985	$1,628	23.3%
Occupancy and equipment	944	850	94	11.1
Software and other technology expense	894	788	106	13.5
Other professional services	503	571	(68)	(11.9)
Data processing	560	647	(87)	(13.4)
Regulatory assessment	353	419	(66)	(15.8)
Marketing and advertising	313	245	68	27.8
Other noninterest expense	1,530	1,351	179	13.2
Total noninterest expense	$13,710	$11,856	$1,854	15.6%

Salaries and employee benefits expense for the three months ended September 30, 2026 was $8.6 million compared to $7.0 million for the three months ended September 30, 2025, an increase of $1.6 million, or 23.3%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals coupled with annual merit increases. The average number of full-time equivalent employees was 210 for the three months ended September 30, 2026 compared to 194 for three months ended September 30, 2025.

Occupancy and equipment expense for the three months ended September 30, 2026 was $944 thousand compared to $850 thousand for the three months ended September 30, 2025, an increase of $94 thousand, or 11.1%. This increase was primarily due to new leases and rental increases, property taxes and depreciation, and upkeep related to the properties.

Software and other technology expense for the three months ended September 30, 2026 was $894 thousand compared to $788 thousand for the three months ended September 30, 2025, an increase of $106 thousand, or 13.5%. This expense was primarily comprised of our information technology services, software licenses and maintenance and commensurate with the Company's growth.

Other professional services expense for the three months ended September 30, 2026 was $503 thousand compared to $571 thousand for the three months ended September 30, 2025, a decrease of $68 thousand, or 11.9%. This decrease was across multiple categories, primarily due to lower accounting fees, outside professional services, and recruiting fees; offset by a net increase in other categories, primarily legal fees expense.

Data processing expense for the three months ended September 30, 2026 was $560 thousand compared to $647 thousand for the three months ended September 30, 2025, a decrease of $87 thousand, or 13.4%. The data processing expense decrease was due to lower wire and account processing volumes, and other processing costs.

FDIC insurance and regulatory assessment expense for the three months ended September 30, 2026 was $353 thousand compared to $419 thousand for the three months ended September 30, 2025, a decrease of $66 thousand, or 15.8%. This decrease was primarily attributable to changes in the Bank's asset mix and growth rates.

Marketing and advertising expense for the three months ended September 30, 2026 was $313 thousand compared to $245 thousand for the three months ended September 30, 2025. Marketing and advertising costs are associated with digital advertising, mailings, and sponsorship. Marketing and advertising expense is included in Other noninterest expenses in our Company’s Consolidated Statements of Income.

Other noninterest expense, excluding marketing and advertising expense, for the three months ended September 30, 2026 were $1.5 million compared to approximately $1.4 million for the three months ended September 30, 2025, an increase of $179 thousand, or 13.2%. This increase was primarily attributable to increases across the board, principally other noninterest expense and deposit related expenses, offset by a decrease in Board of Directors fees. Included in other noninterest expense for the three months ended September 30, 2026 and 2025 were directors’ fees of $137 thousand and $176 thousand, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2026 and 2025 was $2.8 million and $2.0 million, respectively. Effective tax rates were 24.2% and 23.2% for the three months ended September 30, 2026 and 2025, respectively. The increase in effective tax rate was primarily due to a reduction in the deferred tax asset related to state taxes during the third quarter of 2026 of approximately $641 thousand. Excluding discrete items related to this deferred tax asset write-down and other stock-based compensation activity, the Company's effective tax rate at the end of the third quarter was 20.05%.

Results of Operations — Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

The following discussion of our results of operations compares the nine months ended September 30, 2026 and 2025. We reported net income for the nine months ended September 30, 2026 of $22.4 million compared to net income of $17.8 million for the nine months ended September 30, 2025. The increase of $4.7 million was primarily due to growth of our net interest income as a result of an overall better performance, coupled with a higher noninterest income during the nine months ended September 30, 2026; offset by an increase in noninterest expense that was commensurate with our strategic growth.

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

	For the Nine Months Ended September 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Cash and due from banks	$24,180	$378	2.09%	$21,509	$375	2.33%
Federal funds sold	60,421	1,687	3.73	67,659	2,277	4.50
Investment securities	352,870	11,569	4.38	337,852	11,800	4.67
Loans:
Loans held for sale	157,918	8,858	7.50	157,409	9,537	8.10
Gross loans held for investment	1,673,572	78,512	6.27	1,493,081	70,718	6.33
Total earning assets	2,268,961	101,004	5.95	2,077,510	94,707	6.09
Noninterest-earning assets	98,655			101,460
Total assets	$2,367,616			$2,178,970
Interest-bearing liabilities:
Demand deposits	$216,075	$1,593	0.99%	$196,921	$1,078	0.73%
Money market deposits	716,956	15,736	2.93	584,943	13,856	3.17
Savings deposits	35,457	144	0.54	35,274	132	0.50
Time deposits	736,173	20,499	3.72	791,445	24,289	4.10
Total interest-bearing deposits	1,704,661	37,972	2.98	1,608,583	39,355	3.27
Borrowings	37,784	1,096	3.88	22,845	1,325	7.75
Total interest-bearing liabilities	$1,742,445	$39,068	3.00%	$1,631,428	$40,680	3.33%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$329,028			$301,997
Other noninterest-bearing liabilities	29,002			27,944
Total noninterest-bearing liabilities	358,030			329,941
Shareholders' equity	267,141			217,601
Total liabilities and shareholders' equity	$2,367,616			$2,178,970
Net interest income		$61,936			$54,027
Net interest spread			2.95%			2.76%
Net interest margin			3.65%			3.48%

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

	Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to Change in:
(dollars in thousands)	Volume	Yield/Rate	Total Change
Earning Assets:
Cash and due from banks	$72	$(69)	$3
Federal funds sold	102	(692)	(590)
Investment securities	1,059	(1,290)	(231)
Loans:
Loans held for sale	582	(1,261)	(679)
Gross loans held for investment	8,994	(1,200)	7,794
Total earning assets	$10,809	$(4,512)	$6,297
Interest-bearing liabilities:
Demand deposits	$(151)	$666	$515
Money market deposits	3,694	(1,814)	1,880
Savings deposits	(8)	20	12
Time deposits	223	(4,013)	(3,790)
Total interest-bearing deposits	$3,758	$(5,141)	$(1,383)
Borrowings	952	(1,181)	(229)
Total interest-bearing liabilities	$4,710	$(6,322)	$(1,612)
Net interest income	$6,099	$1,810	$7,909

Net interest income for the nine months ended September 30, 2026 was $61.9 million compared to $54.0 million for the nine months ended September 30, 2025, an increase of $7.9 million, or 14.6%. This increase was primarily due to an increase in the average balance of our total interest-earning assets while the yield decreased at a lower rate compared with the decrease in the average rate paid on interest-bearing liabilities despite growth in average interest-bearing liabilities. The increase in the average balance for the total interest-earning assets was primarily due to growth in average loans held-for-investment. The yield on total earning assets and interest-bearing liabilities decreased by 14 and 33 basis points, respectively, during the same period.

Total interest income for the nine months ended September 30, 2026 was $101.0 million compared to $94.7 million for the nine months ended September 30, 2025, an increase of $6.3 million, or 6.6%. This increase was primarily due to growth in our average total earning assets by $191.5 million principally in the average LHFI portfolio, notwithstanding a decrease in yields by 14 basis points for the total earning assets from the comparable period.

Interest and fees on LHFI were $78.5 million for the nine months ended September 30, 2026 compared to $70.7 million for the nine months ended September 30, 2025, an increase of $7.8 million, or 11.0%. This increase was primarily attributable to growth of average LHFI which grew by $180.5 million, notwithstanding the yield decrease by 6 basis points compared to the same period last year. Interest and fees on LHFS were $8.9 million for the nine months ended September 30, 2026 compared to $9.5 million for the nine months ended September 30, 2025, a decrease of $679 thousand, or 7.1%, coupled with a decrease in yields by 60 basis points.

Interest income on investment securities was $11.6 million for the nine months ended September 30, 2026 compared to $11.8 million for the nine months ended September 30, 2025, a decrease of $231 thousand, or 2.0%. This decrease was primarily driven by the yield on investment securities decreasing by 29 basis points, notwithstanding an increase in the average balance by $15.0 million.

Interest expense for the nine months ended September 30, 2026 was $39.1 million compared to approximately $40.7 million for the nine months ended September 30, 2025, a decrease of $1.6 million, or 4.0%. This decrease was primarily attributable to a 33 basis point decrease in the average yield on overall total interest-bearing liabilities, primarily in money market and time deposits accounts, due to rates adjustments, coupled with a decrease in yield for the borrowings. Average borrowings outstanding increased from September 30, 2025 to September 30, 2026 by $14.9 million, or 65.4%, while the yield decreased by 387 basis points, primarily due to the repayment of the Company's subordinated debt towards the end of third quarter of 2025.

Net interest margin for the nine months ended September 30, 2026 and 2025 was 3.65% and 3.48%, respectively. Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. This increase in our net interest margin was primarily due to a 33 basis points decrease in the rate on interest-bearing liabilities, partially offset by a 14 basis points decrease in total earning assets yield.

Provision for Credit Losses

Provision for credit losses for the nine months ended September 30, 2026 was $611 thousand compared to $2.0 million for the nine months ended September 30, 2025, a decrease of $1.4 million. This decrease was primarily attributable to higher reserves related to loan growth and an increase in reserves of individually analyzed collateral-dependent loans during the nine months ended September 30, 2025, offset by other changes in loss rates and economic conditions during the nine months ended September 30, 2026. Our allowance for credit losses as a percentage of gross LHFI at September 30, 2026 and 2025 was 1.10% and 1.16%, respectively.

Noninterest Income

Noninterest income for the nine months ended September 30, 2026 was $7.5 million, an increase of $1.7 million or 29.8%, compared to $5.8 million for the nine months ended September 30, 2025. This increase was across multiple categories, primarily gain on sale of GGL, income from mortgage originations and service charges on deposit accounts, offset by a decrease in other noninterest income.

The following table sets forth the various components of our noninterest income for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest income:
Bank-owned life insurance	$1,398	$1,349	$49	3.6%
Income from mortgage originations	1,172	846	326	38.5
Gain on sale of government guaranteed loans	2,202	878	1,324	150.8
Interchange and card fee income	773	761	12	1.6
Service charges on deposit accounts	736	634	102	16.1
Other noninterest income	1,217	1,308	(91)	(7.0)
Total noninterest income	$7,498	$5,776	$1,722	29.8%

Mortgage banking related income increased by $326 thousand to $1.2 million for the nine months ended September 30, 2026 compared to $846 thousand for the nine months ended September 30, 2025. This increase was primarily due to higher revenue from mortgage production which is comprised primarily of activity related to the sale of consumer mortgage loans as well as loan origination fees such as closing charges, document review fees, application fees, other loan origination fees, and loan processing fees, albeit slightly lower secondary market volume.

Gain on sale of GGL increased by $1.3 million to $2.2 million for the nine months ended September 30, 2026 compared to $878 thousand for the nine months ended September 30, 2025. The Company's gain on the sale of GGL volume increases or decreases based on the attractiveness of market premiums and the amount of inventory of loans that are saleable.

Service charges on deposit accounts increased by $102 thousand to $736 thousand for the nine months ended September 30, 2026 compared to $634 thousand for the nine months ended September 30, 2025. This increase was attributable to higher number of NSF and overdraft fees charged during the nine months ended September 30, 2026.

Other noninterest income decreased by $91 thousand to $1.2 million for the nine months ended September 30, 2026 compared to approximately $1.3 million for the nine months ended September 30, 2025. This decrease was primarily due to a previously disclosed nonrecurring $438 thousand of income recognized from a Small Business Investment Company ("SBIC") partnership investment related to the sale of one of the fund's underlying investments during 2025; offset by a net increase in other noninterest income, primarily gain on sale of other loans and SBA loan servicing fees. Apart from this SBIC partnership related income and gain on sale of other loans, the largest component of other non-interest income generally consists of SBA loan servicing fees. SBA loan servicing fees increased by $93 thousand during the nine months ended September 30, 2026 compared to the same period in 2025.

Changes to BOLI income and interchange and card fee income remained relatively comparable between the nine months ended September 30, 2026 and 2025.

Noninterest Expense

Noninterest expense for the nine months ended September 30, 2026 was $40.1 million compared to $35.4 million for the nine months ended September 30, 2025, an increase of $4.8 million, or 13.5%. This increase was across multiple noninterest expense categories but primarily in salaries and employee benefits, due to Company's growth and compensation adjustments; offset by a net decrease in other categories, primarily other professional services.

The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(dollars in thousands)	2026	2025	Increase (decrease)
Noninterest expense:
Salaries and employee benefits	$24,973	$20,676	$4,297	20.8%
Occupancy and equipment	2,705	2,452	253	10.3
Software and other technology expense	2,581	2,210	371	16.8
Other professional services	1,730	2,237	(507)	(22.7)
Data processing	1,897	1,924	(27)	(1.4)
Regulatory assessment	1,032	1,124	(92)	(8.2)
Marketing and advertising	868	747	121	16.2
Other noninterest expense	4,342	3,997	345	8.6
Total noninterest expense	$40,128	$35,367	$4,761	13.5%

Salaries and employee benefits expense for the nine months ended September 30, 2026 was $25.0 million compared to $20.7 million for the nine months ended September 30, 2025, an increase of approximately $4.3 million, or 20.8%. This increase was attributable to hiring new employees with skills and experience necessary to support our strategic goals and annual salary adjustments. The average number of full-time equivalent employees was 207 for the nine months ended September 30, 2026 compared to 187 for the nine months ended September 30, 2025.

Occupancy and equipment expense for the nine months ended September 30, 2026 was $2.7 million compared to $2.5 million for the nine months ended September 30, 2025, an increase of approximately $253 thousand, or 10.3%. This increase was primarily due to new leases and rental increases, property taxes and depreciation, and upkeep related to the properties.

Software and technology expense for the nine months ended September 30, 2026 was $2.6 million compared to $2.2 million for the nine months ended September 30, 2025, an increase of $371 thousand, or 16.8%. This expense primarily comprised information technology services, software licenses and maintenance and was generally commensurate with the Company's growth.

Other professional services expense for the nine months ended September 30, 2026 was $1.7 million compared to $2.2 million for the nine months ended September 30, 2025, a decrease of $507 thousand, or 22.7%. This decrease was primarily in loan-collection-related expenses and employees recruiting fees; offset by a net increase in other categories, principally legal fees.

Data processing expense for the nine months ended September 30, 2026 was $1.9 million similar to $1.9 million for the nine months ended September 30, 2025. Data processing expense was in line with the Company's wire and account processing volumes and other processing costs that were commensurate with growth, generally.

FDIC insurance and regulatory assessment expense for the nine months ended September 30, 2026 was approximately $1.0 million compared to $1.1 million for the nine months ended September 30, 2025, a decrease of $92 thousand, or 8.2%. This decrease was primarily attributable to changes in asset mix and asset growth rates from 2025 to 2026.

Marketing and advertising expense for the nine months ended September 30, 2026 was $868 thousand compared to $747 thousand for the nine months ended September 30, 2025, an increase of $121 thousand, or 16.2%. This increase was primarily attributable to higher marketing and advertising costs associated with increased digital advertising, mailings, and sponsorships during 2026. Marketing and advertising expense is included in other noninterest expenses in our Company’s Consolidated Statements of Income.

Other noninterest expense, excluding marketing and advertising expense, for the nine months ended September 30, 2026 were $4.3 million compared to approximately $4.0 million for the nine months ended September 30, 2025, an increase of $345 thousand, or 8.6%. This increase was across multiple categories but primarily was attributable to increases in general and administrative expense, other noninterest expense and other loan expense; offset by a net decrease in other noninterest categories, primarily board of directors fees and OREO writedowns. Included in other noninterest expenses for the nine months ended September 30, 2026 and 2025 were directors’ fees paid in cash of $406 thousand and $527 thousand, respectively.

Income Tax Expense

Income tax expense for the nine months ended September 30, 2026 and 2025 was $6.3 million and $4.6 million, respectively. Effective tax rates were 21.8% and 20.7% for the nine months ended September 30, 2026 and 2025, respectively. The increase in effective tax rate was primarily due to varying amounts of tax credits recognized in the comparative periods, offset by the write-off of a state deferred tax asset and other discrete items related to stock-based compensation. We carried a net deferred tax asset of $17.6 million  and $16.3 million at September 30, 2026 and 2025, respectively.

Financial Condition

Total Assets

Total assets increased $117.2 million, or 5.1%, to $2.42 billion at September 30, 2026 compared to $2.31 billion at December 31, 2025. The increasing trend in total assets was primarily attributable to continued growth of our loans held-for-investment portfolio.

Loans

Loans represent the largest portion of our earning assets, substantially greater than the securities portfolio or any other category of assets.

Average loans, including both LHFI and LHFS, were 80.7% and 79.8% of average earning assets as of September 30, 2026 and December 31, 2025, respectively. Therefore, the quality and diversification of our loan portfolio is an important consideration when reviewing our financial condition. The Company has established systematic procedures for approving and monitoring loans that vary depending on the size and nature of the loan and applies these procedures in a disciplined manner. Total gross loans of $1.93 billion at September 30, 2026 represent an increase of $141.1 million or 7.9% as compared to December 31, 2025.

LHFS are primarily comprised of loans acquired through mortgage warehouse activities through our MBF division. We act as a warehouse lender by purchasing loans originated by third-party mortgage originators and selling these loans to other third-party investors. Additionally, we sell other types of loans, such as GGL or marine loans, through the normal course of business; when the Company has the intent to sell these loans, they are transferred from LHFI to LHFS. LHFS at September 30, 2026 were $142.4 million compared to $170.9 million at December 31, 2025. The decrease in LHFS was due to decreased mortgage warehouse volume driven by increases in market interest rates on mortgages that tempered demand.

Gross LHFI increased $169.6 million, or 10.5%, to $1.79 billion as of September 30, 2026 compared to approximately $1.62 billion at December 31, 2025. There was a higher market demand across our commercial and retail loans portfolio during the nine months ended September 30, 2026 from December 31, 2025 as the Company experienced strong loan demand and continues to close many deals in the pipeline.

The Company engages in a full complement of lending activities, including CRE loans, construction loans, C&I, and consumer purpose loans. Our loan portfolio has concentrations of over 10% of LHFI in income producing CRE, senior housing, marine vessels loans, and residential mortgages with the remaining balance in other categories within commercial and retail loans categories. The Bank's ratio of commercial real estate loans, excluding owner-occupied loans, to total regulatory capital was 253.0% and 230.0% as of September 30, 2026 and December 31, 2025, respectively. The Bank's ratio of acquisition, development and construction loans to total regulatory capital was 52.5% and 54.5% as of September 30, 2026 and December 31, 2025, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial loans
Acquisition, development, and construction	$134,395	7.5%	$119,352	7.4%
Income producing CRE	449,103	25.1	378,179	23.4
Owner-occupied CRE	140,420	7.9	92,787	5.7
Senior housing	308,295	17.3	259,529	16.0
Commercial and industrial	113,656	6.4	145,380	9.0
Total commercial loans	$1,145,869	64.2%	$995,227	61.5%
Retail loans
Marine vessels	$320,682	17.9%	$312,096	19.3%
Residential mortgages	203,476	11.4	199,991	12.4
Cash value life insurance LOC	93,210	5.2	87,172	5.4
Other consumer	23,686	1.3	22,829	1.4
Total retail loans	$641,054	35.8%	$622,088	38.5%
Gross loans held for investment	$1,786,923	100.0%	$1,617,315	100.0%
Allowance for credit losses	(19,623)		(18,743)
Total loans held for investment, net	$1,767,300		$1,598,572

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

The following table presents the maturity distribution of our loans as of September 30, 2026. The tables show the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates:

	As of September 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Fifteen Years		Due after Fifteen Years
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
Commercial loans
Acquisition, development, and construction	$51	$62,738	$686	$63,574	$-	$2,545	$-	$4,801	$134,395
Income producing CRE	86,917	35,457	99,854	164,138	11,953	28,220	1,113	21,451	449,103
Owner-occupied CRE	8,416	2,078	60,821	5,896	5,703	31,701	1,215	24,590	140,420
Senior housing	942	83,945	13,926	209,482	-	-	-	-	308,295
Commercial and industrial	5,714	4,594	31,801	21,592	26,175	23,326	6	448	113,656
Total commercial loans	$102,040	$188,812	$207,088	$464,682	$43,831	$85,792	$2,334	$51,290	$1,145,869
Retail loans
Marine vessels	$4,592	$-	$12	$-	$33,148	$521	$263,620	$18,789	$320,682
Residential mortgages	6,097	1,517	4,561	1,658	9,545	8,653	92,310	79,135	203,476
Cash value life insurance LOC	-	22,333	-	70,877	-	-	-	-	93,210
Other consumer	415	63	1,199	1	9,042	85	12,547	334	23,686
Total retail loans	$11,104	$23,913	$5,772	$72,536	$51,735	$9,259	$368,477	$98,258	$641,054
Gross loans held for investment	$113,144	$212,725	$212,860	$537,218	$95,566	$95,051	$370,811	$149,548	$1,786,923

The following is a discussion of the Company's segments and classes of LHFI:

Commercial Loans

As of September 30, 2026, our commercial loan portfolio comprised of approximately $1.15 billion or 64.2%, of loans, compared to $995.2 million, or 61.5% of loans, as of December 31, 2025. Our total commercial loan balances increased by $150.6 million, or 15.1% at September 30, 2026 compared to December 31, 2025.

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

The following table presents the balance and associated percentage of each category in our ADC loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
ADC Loans by Type
Residential Builder	$64,864	48.3%	$51,324	43.0%
Multifamily	17,607	13.1	20,886	17.5
Office	-	0.0	904	0.8
Retail	2,580	1.9	666	0.5
Restaurant	833	0.6	-	0.0
Hospitality	14,277	10.6	3,255	2.7
Other	34,234	25.5	42,317	35.5
Total ADC loans	$134,395	100.0%	$119,352	100.0%

As of September 30, 2026, our ADC loans comprised of $134.4 million, or 7.5%, of loans, compared to $119.4 million, or 7.4% of loans, as of December 31, 2025. Our ADC loan balances increased $15.0 million or 12.6% since December 31, 2025 due to continued demand of the ADC loans in our markets.

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

The following table presents the balance and associated percentage of each category in our income producing CRE loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Income Producing CRE by Type
Hospitality	$154,873	34.5%	$146,540	38.8%
Retail	82,115	18.3	77,586	20.5
Office	44,828	10.0	28,100	7.4
Multifamily	72,439	16.1	41,682	11.0
Industrial	10,327	2.3	5,442	1.4
Restaurant	14,785	3.3	9,909	2.6
Medical	1,370	0.3	1,644	0.5
Other	68,366	15.2	67,276	17.8
Total income producing CRE loans	$449,103	100.0%	$378,179	100.0%

As of September 30, 2026, our income producing CRE loans comprised of $449.1 million, or 25.1%, of loans, compared to $378.2 million, or 23.4% of loans, as of December 31, 2025. The weighted average original or renewal loan-to-value ("LTV") of income producing CRE loans with an outstanding balance of greater than $500 thousand, which makes up 97.6% and 96.8% of the income producing CRE balances was 59.0% and 59.7% as of September 30, 2026 and December 31, 2025, respectively. Our income producing CRE loan balances increased $70.9 million, or 18.8% since December 31, 2025 as the demand has improved for this loan type.

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

The following table presents the balance and associated percentage of each category in our owner-occupied CRE loan portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Owner-occupied CRE by Type
Office	$19,613	14.0%	$11,903	12.8%
Restaurant	21,878	15.6	22,275	24.0
Medical	6,184	4.4	6,911	7.5
Retail	3,768	2.7	3,254	3.5
Industrial	9,878	7.0	8,972	9.7
Other	79,099	56.3	39,472	42.5
Total owner-occupied CRE loans	$140,420	100.0%	$92,787	100.0%

As of September 30, 2026, our owner-occupied CRE loans comprised of $140.4 million, or 7.9%, of loans, compared to $92.8 million, or 5.7% of loans, as of December 31, 2025. The weighted average original or renewal LTV of owner-occupied CRE loans with an outstanding balance of greater than $500 thousand, which makes up 83.2% and 74.0% of the owner-occupied CRE loans was 69.2% and 74.9% as of September 30, 2026 and December 31, 2025, respectively. Our owner-occupied CRE loan balances increased $47.6 million or 51.3% since December 31, 2025 although the competition remains fierce for this loan type.

Senior Housing – Senior housing loans support senior adult facilities, including loans for independent living communities, assisted living and memory care communities, nursing homes or skilled nursing facilities, and continuing care retirement communities. The Company recognizes that risk from high resident turnover, pandemics, government regulation, operator risk, increases in acuity, availability and cost of qualified staffing resources, technology risk, and other risks such as liability, insurance, reimbursement and regulatory changes may impact repayment of these loans. Underwriting focuses primarily on operator quality and business operations rather than income producing CRE property quality metrics.

The following table presents the balance and associated percentage of each category in our senior housing loans portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Senior housing loans by Type
Independent living communities	$70,592	22.9%	$51,032	19.7%
Assisted living and memory care facilities	237,703	77.1	205,406	79.1
Nursing homes or skilled nursing facilities	-	0.0	3,091	1.2
Total senior housing loans	$308,295	100.0%	$259,529	100.0%

As of September 30, 2026, our senior housing loans comprised of $308.3 million or 17.3%, of loans, compared to $259.5 million, or 16.0% of loans as of December 31, 2025. The weighted average original or renewal LTV of senior housing loans was 63.0% and 52.8% as of September 30, 2026 and December 31, 2025, respectively. Our senior housing loans were comprised of 54.6% owner-occupied CRE, 43.2% non-owner occupied CRE and 2.2% construction loans as of September 30, 2026, and were comprised of 50.4% owner-occupied CRE, 41.9% non-owner occupied CRE and 7.7% construction loans at December 31, 2025. Our senior housing loan balances increased $48.8 million or 18.8% since December 31, 2025; nevertheless, the Company continues monitoring its concentration of senior housing loans.

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

As of September 30, 2026, our C&I loans comprised of $113.7 million, or 6.4% of loans, compared to $145.4 million, or 9.0% of loans, as of December 31, 2025. Our C&I loan balances decreased by $31.7 million or 21.8% since December 31, 2025 due to lower production.

Retail Loans

As of September 30, 2026, our total retail loans comprised of $641.1 million, or 35.8% of loans, compared to $622.1 million, or 38.5% of loans, as of December 31, 2025. Our total retail loan balances increased $19.0 million or 3.0% since December 31, 2025 due to an increase in production and demand across the board for our retail products.

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

As of September 30, 2026, our residential mortgage loans comprised of $203.5 million, or 11.4% of loans, compared to $200.0 million, or 12.4% of loans, as of December 31, 2025. Our residential mortgage loan balances increased modestly by $3.5 million or 1.7% since December 31, 2025 due to continued modest demand for our residential mortgage products.

During the nine months ended September 30, 2026, we originated $29.5 million and sold $16.1 million in home mortgage loans. During the year ended December 31, 2025, we originated $93.3 million and sold $46.6 million in home mortgage loans.

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

As of September 30, 2026, our marine vessels loans comprised of $320.7 million or 17.9%, of loans, compared to $312.1 million, or 19.3% of loans, as of December 31, 2025. Our marine vessels loan balances increased modestly by $8.6 million or 2.8% since December 31, 2025 due to the Company's intentional management of portfolio concentration.

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

As of September 30, 2026, our CVLI loans comprised of $93.2 million, or 5.2% of loans, compared to $87.2 million, or 5.4% of loans, as of December 31, 2025. Our CVLI loan balances increased modestly by $6.0 million or 6.9% since December 31, 2025 as higher interest rates continue to soften demand for the product.

Other Consumer – As of September 30, 2026, our other consumer loans comprised of $23.7 million, or 1.3% of loans, compared to $22.8 million, or 1.4% of loans, as of December 31, 2025. Our other consumer loan balances increased modestly by $857 thousand or 3.8% since December 31, 2025 as higher interest rates continue to soften demand for the product.

The following table presents the balance and associated percentage of each category in our other consumer loans portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Other consumer loans by Type
Unsecured student loans	$7,172	30.3%	$8,712	38.2%
Secured consumer purpose loans	16,314	68.9	13,921	61.0
Unsecured consumer purpose loans	200	0.8	196	0.8
Total other consumer loans	$23,686	100.0%	$22,829	100.0%

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

The following tables provides details of the Company’s loan and lease portfolio by segment, class, and internally assigned grade at September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(dollars in thousands)	Pass	Special mention	Substandard	Total
Commercial loans
Acquisition, development, and construction	$134,395	$-	$-	$134,395
Income producing CRE	448,028	-	1,075	449,103
Owner-occupied CRE	129,245	2,461	8,714	140,420
Senior housing	297,434	-	10,861	308,295
Commercial and industrial	109,955	-	3,701	113,656
Retail loans (1)
Marine vessels	320,682	-	-	320,682
Residential mortgages	203,088	-	388	203,476
Cash value life insurance LOC	93,210	-	-	93,210
Other consumer	23,661	-	25	23,686
Total	$1,759,698	$2,461	$24,764	$1,786,923

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

Pass rated loans were 98.5% of total LHFI at September 30, 2026 as compared to 97.7% at December 31, 2025. Special mention rated loans were 0.1% of total LHFI at September 30, 2026 as compared to 0.9% at December 31, 2025. Substandard loans were 1.4% of total LHFI at September 30, 2026 similar to 1.4% at December 31, 2025. The primary cause of the decrease in special mention loans during the comparative periods was a downgrade to substandard; however, several substandard loans showing improved financial condition were upgraded to pass, leaving the substandard balance comparable with the prior year end.

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

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Nonaccrual loans (1)	$15,055	$18,306
Past due loans 90 days and still accruing	25	-
Total nonperforming loans	15,080	18,306
Other real estate owned	-	-
Total nonperforming assets	$15,080	$18,306
Nonperforming loans to gross LHFI	0.84%	1.13%
Nonperforming assets to total assets	0.62%	0.79%
Allowance for credit losses to total LHFI	1.10%	1.16%

(1) Nonaccrual loans include balances of approximately $4.2 million and $4.1 million that are covered by government guarantees at September 30, 2026 and December 31, 2025, respectively.

Nonperforming loans were $15.1 million and $18.3 million at September 30, 2026 and December 31, 2025, respectively. The decrease in nonperforming loans was primarily due to a $4.2 million paydown of one nonaccrual senior housing loan, offset by modest additions to nonaccrual loans.

The following table sets forth the major classifications of nonaccrual loans as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Commercial loans
Income producing CRE	$454	$-
Owner-occupied CRE	3,514	3,074
Senior housing	6,998	10,779
Commercial and industrial	3,701	4,063
Retail loans
Residential mortgages	388	390
Total nonaccrual loans	$15,055	$18,306

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

The allowance for credit losses on loans was $19.6 million at September 30, 2026 compared to $18.7 million at December 31, 2025, an increase of $880 thousand, or 4.7%, primarily attributed to increased loan volume and changes to individually analyzed loans, offset by other changes in loss rates.

Analysis of the Allowance for Credit Losses on Loans. The following table provides an analysis of the ACL on loans and net charge-offs for the periods presented:

	As of	As of
(dollars in thousands)	September 30, 2026	December 31, 2025
Allowance for credit losses on loans at end of period (1)	$19,623	$18,743
Loan balances:
Total loans held for investment, end of period	$1,786,923	$1,617,315
Average loans held for investment	$1,673,572	$1,511,831
Net charge-offs to average LHFI	0.01%	0.02%
Allowance for credit losses on loans to total LHFI (1)	1.10%	1.16%
Nonaccrual loans as a percentage of end of period loans	0.84%	1.13%
Allowance for credit losses on loans to nonaccrual loans at end of period (1)	130.34%	102.39%
Allowance for credit losses on loans to total nonperforming loans at end of period (1)	130.13%	102.39%

(1) Excludes allowance for credit losses for unfunded loans commitments.

At September 30, 2026, the ACL on loans totaled $19.6 million, or 1.10% of LHFI, compared to $18.7 million, or 1.16% of LHFI, at December 31, 2025. The ACL on loans as a percentage of loans held-for-investment was 1.10% as of September 30, 2026, compared to 1.16% as of December 31, 2025.

For the nine months ended September 30, 2026, our net charge-off ratio as a percentage of average loans, as annualized, was 0.01%, compared to 0.02% for the year ended December 31, 2025. Originating and maintaining high quality loans is a top priority for the management.

As of September 30, 2026, our ratio of nonperforming assets to total assets was 0.62%, compared to 0.79% as of December 31, 2025. The decrease was primarily due to a $4.2 million paydown of one nonaccrual senior housing loan, offset by modest additions to nonaccrual loans. Adjusted nonperforming assets1, which excludes the guaranteed portions of nonaccrual loans, was $10.9 million, or 0.45% of total assets, at September 30, 2026 compared to $14.2 million, or 0.62% of total assets, at December 31, 2025.

The following table allocates the allowance for credit losses on loans by loan category for the periods presented:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Amount	% of Loans in each category to total loans	Amount	% of Loans in each category to total loans
Commercial loans
Acquisition, development, and construction	$1,769	7.5%	$1,623	7.4%
Income producing CRE	6,901	25.1	7,027	23.4
Owner-occupied CRE	1,095	7.9	870	5.7
Senior housing	4,111	17.3	4,051	16.0
Commercial and industrial	1,401	6.4	902	9.0
Total commercial loans	$15,277	64.2%	$14,473	61.5%
Retail loans
Marine vessels	1,560	17.9	1,412	19.3
Residential mortgages	2,336	11.4	2,412	12.4
Cash value life insurance LOC	97	5.2	82	5.4
Other consumer	353	1.3	364	1.4
Total retail loans	$4,346	35.8%	$4,270	38.5%
Total allowance for credit losses on loans	$19,623	100.0%	$18,743	100.0%

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

As of September 30, 2026, the ACL for unfunded commitments was $3.6 million compared to $4.0 million at December 31, 2025. The decrease in the ACL for unfunded commitments was primarily due to a reduction in unfunded commitments exposure, considering projected funding rates, coupled with a decrease in modeled loss rates.

1 Considered non-GAAP financial measure - See Section named "Non-GAAP Financial Measure Reconciliations" for reconciliation of GAAP to non-GAAP financial measures.

Net Charge-offs

The following table summarizes net charge-offs to average loans for the nine months ended September 30, 2026, as annualized, and for the year ended December 31, 2025:

	For the Nine Months Ended			For the Year Ended
	September 30, 2026			December 31, 2025
(dollars in thousands)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans (1)	Average Loans	Net Charge-offs (Recoveries)	Net Charge-offs to Average Loans
Commercial loans
Acquisition, development, and construction	$130,983	$-	0.00%	$95,304	$-	0.00%
Income producing CRE	400,971	-	0.00%	351,976	-	0.00%
Owner-occupied CRE	100,694	-	0.00%	88,869	-	0.00%
Senior housing	261,177	-	0.00%	235,392	-	0.00%
Commercial and industrial	150,038	(7)	-0.01%	152,268	(13)	-0.01%
Retail loans
Marine vessels	313,505	27	0.01%	296,493	162	0.05%
Residential mortgages	204,479	(3)	(0.00%)	182,995	(35)	-0.02%
Cash value life insurance LOC	88,066	-	0.00%	87,222	-	0.00%
Other consumer	23,659	78	0.44%	21,312	221	1.04%
	$1,673,572	$95	0.01%	$1,511,831	$335	0.02%

(1) Represents annualized September 30, 2026 data.

Net charge-offs were $95 thousand and $335 thousand as of September 30, 2026 and December 31, 2025, respectively.

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

Total deposits increased $113.1 million, or 5.7%, to $2.10 billion at September 30, 2026 compared to $1.99 billion at December 31, 2025. As of September 30, 2026, 16.2% of total deposits were comprised of noninterest-bearing deposits accounts and 83.8% of interest-bearing deposit accounts compared to 15.7% and 84.3%, respectively, as of December 31, 2025. These changes were due to a continued result of pursuing and winning new deposit relationships as well as maintaining our existing deposit relationships; notwithstanding to seasonal outflows associated with our property management clients experienced during the third quarter of 2026.

At September 30, 2026, we had total brokered CDs of $257.0 million, or 12.2% of total deposits, compared to $307.0 million, or 15.5% of total deposits, at December 31, 2025. We selectively use brokered CDs, subject to certain well defined limits, to support targeted loan growth, manage liquidity, and manage interest rate risk. Our level of brokered CDs varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered CDs are less costly than issuing internet certificates of deposit or borrowing from the FHLBA.

At September 30, 2026, our ICS money market One-Way Buy deposits were $70.0 million, or 3.3% of total deposits. There were no ICS money market One-Way Buy deposits at December 31, 2025. We use ICS One-Way Buy to deliberately purchase floating-rate wholesale deposits from the IntraFi network to inject liquidity and replace longer-term liabilities without a reciprocal deposit exchange.

The Company also had reciprocal deposits of $159.0 million and $174.5 million at September 30, 2026 and December 31, 2025, respectively.

As of September 30, 2026, our fifteen largest depositor relationships, excluding brokered deposits and One-Way Buy deposits, totaled $227.0 million, or 10.8%, of total deposits. Our deposits with directors and affiliated entities totaled $40.1 million as of September 30, 2026. A withdrawal of some or all of these balances over a short period could create liquidity pressure, require the use of higher-cost funding sources, or impact balance sheet stability, particularly during periods of market stress or declining depositor confidence.

Time deposits that exceed the FDIC insurance limit of $250 thousand at September 30, 2026 and December 31, 2025 were estimated to be $192.7 million and $186.4 million, respectively.

At September 30, 2026, our uninsured deposits were $816.3 million, or 38.9% of total deposits, compared to $719.4 million, or 36.2% of total deposits, at December 31, 2025.

The following table summarizes our average deposit balances and weighted average rates as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(dollars in thousands)	Average Balance	Weighted Average Rate(1)	Average Balance	Weighted Average Rate
Noninterest-bearing demand deposits	$329,028	− %	$307,464	− %
Interest-bearing demand deposits	216,075	0.99	199,395	0.76
Money market deposits	716,956	2.93	593,291	3.12
Savings deposits	35,457	0.54	35,179	0.50
Certificates of deposit	736,173	3.72	793,184	4.05
Total interest-bearing deposits	$1,704,661	2.98%	$1,621,049	3.23%
Total deposits	$2,033,689	2.50%	$1,928,513	2.71%

(1) Annualized weighted average rate for September 30, 2026.

The following tables set forth the maturity of time deposits as of September 30, 2026:

	As of September 30, 2026
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Time deposits ($250,000 or less)	$298,912	$177,667	$77,280	$12,835	$566,694
Time deposits (more than $250,000)	77,615	72,819	28,792	265	179,491
Total time deposits	$376,527	$250,486	$106,072	$13,100	$746,185

Commercial Mortgage Servicing Rights

As of September 30, 2026 and December 31, 2025, we serviced $142.1 million and $124.4 million, respectively, of SBA and United States Department of Agriculture loans for others. The size of this loan servicing portfolio has grown over the last few years as we consistently originated and sold portions of these loans that we originate while retaining loan servicing rights. Activity for commercial mortgage servicing rights was as follows:

	Nine Months Ended	Year Ended
(dollars in thousands)	September 30, 2026	December 31, 2025
Balance, beginning of period	$1,266	$1,237
Additions	384	412
Disposals	-	-
Other changes(1)	(248)	(383)
Balance, end of period	$1,402	$1,266

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

At September 30, 2026 and December 31, 2025, we had a maximum borrowing capacity from the FHLBA of $450.6 million and $176.3 million, respectively. We had $30.0 million of FHLBA advances outstanding as of September 30, 2026 and December 31, 2025.

The Company had no borrowings outstanding on a line of credit as of September 30, 2026 and December 31, 2025 which had a maximum commitment availability of $15.0 million at September 30, 2026 and December 31, 2025.

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

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Investment securities not classified as either held-to-maturity or trading are classified as available-for-sale. All of the securities in our investment portfolio were classified as available-for-sale as of September 30, 2026 and December 31, 2025. Investment securities available-for-sale are stated at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of AOCI in the Consolidated Statements of

Comprehensive Income. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

Securities available-for-sale consist primarily of U.S. Treasuries, municipal obligations, mortgage-backed securities, asset-backed securities, and corporate debt securities. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of September 30, 2026 and December 31, 2025, except Federal Home Loan Mortgage Corp ("FHLMC") and Federal National Mortgage Association ("FNMA') within those periods.

The following table summarizes the fair value of the available-for-sale securities portfolio as of September 30, 2026 and December 31, 2025:

	As of September 30,			As of December 31,
	2026			2025
(dollars in thousands)	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Amortized Cost	Fair Value	Unrealized Gain (Loss)
U.S. Treasuries	$1,000	$946	$(54)	$5,996	$5,850	$(146)
Municipal obligations	62,293	53,011	(9,282)	64,878	58,642	(6,236)
Mortgage-backed securities	219,696	203,623	(16,073)	188,509	180,060	(8,449)
Asset-backed securities	22,532	22,405	(127)	26,897	27,000	103
Corporate debt securities	53,285	52,679	(606)	59,079	58,951	(128)
Total available for sale securities	$358,806	$332,664	$(26,142)	$345,359	$330,503	$(14,856)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2026, we evaluated securities available-for-sale which had an unrealized loss to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors. Any impairment that is not credit-related is recognized in other comprehensive income, net of applicable taxes. Credit-related impairment is recognized as an ACL on the balance sheet, limited to the amount by which the amortized cost basis exceeds the fair value with a charge to earnings. We do not intend to sell these securities, and it is not more likely than not that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2026. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Yields were computed using coupon interest, adding discount accretion or subtracting premium amortization, as appropriate, considering the expected life of each security. The weighted average yield for each maturity range was computed using the amortized cost of each security within the applicable maturity range. The yield on non-taxable investments was not adjusted for tax equivalency.

	As of September 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years Through Ten Years		Due after Ten Years
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. Treasuries	$-	-%	$1,000	1.28%	$-	-%	$-	-%
Municipal obligations	-	-	7,046	1.92	32,217	2.15	23,030	3.11
Mortgage-backed securities	699	3.04	35,041	3.07	9,829	4.53	174,127	3.70
Asset-backed securities	-	-	121	2.01	5,027	4.70	17,384	4.83
Corporate debt securities	-	-	9,844	6.99	40,896	6.43	2,545	5.81
Total available for sale securities	$699	3.04%	$53,052	3.61%	$87,969	4.55%	$217,086	3.75%

We utilize interest rate swaps agreements for some of our AFS securities as part of our asset-liability management strategy to help mitigate its interest rate risk. The carrying amount of our hedged available-for-sale securities associated with fair value hedges was $23.0 million and $23.7 million as of September 30, 2026 and December 31, 2025, respectively.

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

The Bank’s Asset and Liability Committee, as well as the Credit and Risk Committee of the Board of Directors are the primary groups responsible for monitoring the Bank’s liquidity position. We have identified various liquidity metrics and ratios, including the volatile funds ratio, non-core funding dependency ratio and loan to deposit ratio that these committees use to monitor the Bank’s liquidity position. Further, these groups are also responsible for reviewing and monitoring the stress testing of the Bank's overall liquidity under multiple liquidity stress scenarios. As of September 30, 2026 the Bank was in compliance with all internal policies and guidelines.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2026 and December 31, 2025, we had $72.0 million and $69.5 million, respectively, of unsecured federal funds lines with no amounts advanced.

As of September 30, 2026 and December 31, 2025, we had access to the Federal Reserve’s discount window in the amount of $160.1 million and $29.8 million, respectively. There were no borrowings outstanding as of September 30, 2026 and December 31, 2025 for the Federal Reserve’s discount window. We had pledged investment securities at September 30, 2026 and December 31, 2025 totaling $8.6 million and $9.1 million, respectively, as collateral for federal funds purchased. In addition, at September 30, 2026 and December 31, 2025, we also had pledged investment securities with a fair value of nil and $31.6 million, respectively, and pledged loans with an unpaid principal balance of $340.9 million and nil, respectively, as collateral at the Federal Reserve Bank.

At September 30, 2026 and December 31, 2025, we had $30.0 million of outstanding advances from the FHLBA and a letter of credit for $2.0 million. Based on the values of collateral pledged, we had $418.6 million and $144.3 million as of September 30, 2026 and December 31, 2025, respectively, of additional borrowing availability with the FHLBA. At September 30, 2026 and December 31, 2025, we had pledged investment securities with a fair value of $187.6 million and nil, respectively, and pledged loans with an unpaid principal balance of $453.8 million and $283.4 million, respectively, as collateral for the FHLBA advances. We also maintain relationships in the capital markets with brokers to issue certificates of deposits.

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

In addition, the capital rules require a capital conservation buffer of 2.5% above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total capital), comprised of CET1, which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks, or make discretionary bonus payments to executive management without restriction. Our capital conservation buffer was $116.2 million and $110.5 million as of September 30, 2026 and December 31, 2025, respectively.

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
•
10.0% Total capital to risk-weighted assets; and
•
5.0% Tier 1 leverage ratio.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of September 30, 2026 and December 31, 2025. Because the Company is a small bank holding company under the guidelines of the Federal Reserve and is not required to report consolidated capital ratios for regulatory purposes, capital ratios are presented for the Bank only.

The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of the dates reflected per the table below.

There have been no conditions or events since September 30, 2026 that management believes would change this classification.

The following table summarizes the capital amounts and ratios of CSB and the regulatory minimum requirements at September 30, 2026 and December 31, 2025:

	Ratio at September 30,	Ratio at December 31,	Regulatory Capital Ratio	Regulatory Capital Ratio Requirements including Capital Conservation	Minimum Requirements for "Well Capitalized" Depository
	2026	2025	Requirements	Buffer	Institution
Coastal States Bank
Total capital (to risk-weighted assets)	13.36%	13.31%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)	12.30%	12.30%	6.00%	8.50%	8.00%
CET1 capital (to risk-weighted assets)	12.30%	12.30%	4.50%	7.00%	6.50%
Tier 1 leverage	11.07%	11.18%	4.00%	4.00%	5.00%

Dividends — The sole source of funds available to pay shareholders' dividends is from the Company’s earnings. As of September 30, 2026, $1.8 million in common stock dividends were declared by the Company as of year-to-date. There were no common stock dividends declared or paid as of December 31, 2025. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our Board of Directors may deem relevant.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at September 30, 2026 and December 31, 2025:

	Payments Due at September 30, 2026
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,354,561	$-	$-	$-	$1,354,561
Time deposits	733,084	12,986	115	-	746,185
Other borrowings (1)	30,000	-	-	-	30,000
Operating lease liabilities	1,260	2,819	2,585	1,924	8,588
Total contractual obligations	$2,118,905	$15,805	$2,700	$1,924	$2,139,334

(1) $30 million due within one year represents FHLBA advance outstanding.

	Payments Due at December 31, 2025
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,200,480	$-	$-	$-	$1,200,480
Time deposits	723,130	63,991	83	-	787,204
Other borrowings (1)	30,000	-	-	-	30,000
Operating lease liabilities	809	1,683	1,433	1,116	5,041
Total contractual obligations	$1,954,419	$65,674	$1,516	$1,116	$2,022,725

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

See Note 4 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2026 and December 31, 2025.

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

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025
Tangible Common Equity:
Total shareholders' equity	$261,920	$269,703	$262,923	$259,529	$250,438
Less: Goodwill and intangibles	(6,307)	(6,246)	(6,243)	(6,262)	(6,186)
Adjusted for: Mortgage servicing rights	1,402	1,313	1,280	1,266	1,156
Tangible Common Equity	$257,015	$264,770	$257,960	$254,533	$245,408
Common share outstanding	11,734,134	$12,003,040	11,985,414	11,980,412	11,978,921
Book value per common share	22.32	22.47	21.94	21.66	20.91
Tangible book value per common share	21.90	22.06	21.52	21.25	20.49
Tangible assets:
Total assets	$2,423,766	$2,420,993	$2,348,547	$2,306,586	$2,255,389
Less: goodwill and intangibles	(6,307)	(6,246)	(6,243)	(6,262)	(6,186)
Adjusted for: Mortgage servicing rights	1,402	1,313	1,280	1,266	1,156
Tangible assets	$2,418,861	$2,416,060	$2,343,584	$2,301,590	$2,250,359
Tangible common equity to tangible assets	10.63%	10.96%	11.01%	11.06%	10.91%

The following table reconciles, as of the dates set forth below, the calculation of the return on average equity (on a GAAP basis) to the calculation of the return on average tangible equity and the calculation of the adjusted return on average tangible equity.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025	2026	2025
Net income	$8,772	$7,333	$6,329	$7,136	$6,741	$22,434	$17,756
Average shareholders' equity	270,152	266,974	264,232	256,814	246,688	267,141	217,601
Return on average shareholders' equity	12.88	11.02%	9.71%	11.02%	10.84%	11.23%	10.91%
Average Tangible Common Equity:
Average shareholders' equity	$270,152	$266,974	$264,232	$256,814	$246,688	$267,141	$217,601
Less: Average goodwill and intangibles	(6,235)	(6,229)	(6,270)	(6,166)	(6,176)	(6,245)	(6,224)
Adjusted for: Average mortgage servicing rights	1,315	1,281	1,291	1,155	1,128	1,296	1,136
Average tangible common equity	$265,232	$262,026	$259,253	$251,803	$241,640	$262,192	$212,513
Return on average tangible common (1) equity	13.12%	11.23%	9.90%	11.24%	11.07%	11.44%	11.17%

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

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025
Total nonperforming assets	$15,080	$18,322	$18,183	$18,306	$14,192
Total assets	2,423,766	2,420,993	2,348,547	2,306,586	2,255,389
GAAP-based nonperforming assets to total assets	0.62%	0.76%	0.77%	0.79%	0.63%
Total nonperforming assets	$15,080	$18,322	$18,183	$18,306	$14,192
Adjusted for:
Guaranteed portions of nonaccrual loans	(4,217)	(3,542)	(3,657)	(4,089)	(4,457)
Adjusted nonperforming assets	$10,863	$14,780	$14,526	$14,217	$9,735
Total assets	$2,423,766	$2,420,993	$2,348,547	$2,306,586	$2,255,389
Adjusted nonperforming assets to total assets	0.45%	0.61%	0.62%	0.62%	0.43%

The following table reconciles net income (on a GAAP basis), as of the dates set forth below, to the calculation of the pre-tax, pre-provision net revenue ("PPNR"). PPNR is calculated by adjusting for the income tax expense and the provision for credit losses to the net income.

	As of and for the Three Months Ended					As of and for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025	2026	2025
Net income (GAAP-based)	$8,772	$7,333	$6,329	$7,136	$6,741	$22,434	$17,756
Plus:
Income tax expense	2,803	1,502	1,956	1,598	2,040	6,261	4,646
Provision for credit losses	(429)	658	382	1,162	653	611	2,034
Pre-tax, pre-provision net revenue	$11,146	$9,493	$8,667	$9,896	$9,434	$29,306	$24,436

The following table reconciles total deposits, as of the dates set forth below, to the calculation of the Company's core deposits.

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(dollars in thousands)	2026	2026	2026	2025	2025
Total Deposits	$2,100,746	$2,047,671	$2,057,144	$1,987,684	$1,949,672
Less:
Brokered CDs	257,016	253,928	258,591	307,034	294,908
ICS money market One-Way Buy	70,000	-	-	-	-
Core deposits (1)	$1,773,730	$1,793,743	$1,798,553	$1,680,650	$1,654,764

(1) The Company defines its core deposits as total deposits less brokered certificates of deposit and IntraFi Cash Service ("ICS") One-Way Buy demand and money market deposits.

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

Our policy is based on the 12-month impact on net interest revenue of interest rate shocks. Our shock scenario assumes rates immediately change the full amount at the scenario onset. The following table presents our interest sensitivity position at September 30, 2026 and December 31, 2025:

	Net Interest Income Sensitivity
	12 Month Projection
(Shock in basis points)	-200	-100	+100	+200
September 30, 2026	(4.70)%	(3.36)%	4.09%	6.98%
December 31, 2025	(4.12)%	(3.03)%	4.20%	7.36%

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

The following table sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the yield curve at September 30, 2026 and December 31, 2025:

	Economic Value of Equity Sensitivity
(Shock in basis points)	-200	-100	+100	+200
September 30, 2026	(3.11)%	(1.36)%	(0.36)%	(3.04)%
December 31, 2025	(3.17)%	(1.21)%	0.82%	(0.47)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

c) Issuer Purchases of Equity Securities.

The table below sets forth information regarding the Company’s repurchase of shares of its outstanding common stock during the three-month period ended September 30, 2026.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(2)(3) (in thousands)
July 1, 2026 to July 31, 2026	45,392	$26.91	45,392	$12,543
August 1, 2026 to August 31, 2026	45,454	$27.43	45,454	$11,296
September 1, 2026 to September 30, 2026	194,869	$27.06	194,869	$6,022
Total	285,715	$27.10	285,715

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
None.
(b)
None.
(c)
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2026.

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

CoastalSouth Bancshares, Inc.

Date: November 6, 2026	By:	/s/ Stephen R. Stone
Stephen R. Stone
President and Chief Executive Officer

Date: November 6, 2026	By:	/s/ Anthony P. Valduga
Anthony P. Valduga
Chief Financial Officer & Chief Operating Officer